Form 10-Q
period 1996-06-30
MED TEX CORP
filed 1996-08-15
CIK 826405

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

      /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

     / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________ .


                         Commission File No. 33-18834-LA


                               MED-TEX CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                        87-0306464
- ---------------------------------                     -------------------
  (State or other jurisdiction                          (IRS Employer
of incorporation or organization)                     Identification No.)


              2440 South Progress Drive, Salt Lake City, Utah 84119
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (801) 972-2201
                           ---------------------------
                           (Issuer's telephone number)



              -----------------------------------------------------
                   (Former name, former address and former
                   fiscal year, if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   /X/   No
   --------   --------

     As of July 31, 1996, 5,836,724 shares of Common Stock of the issuer were outstanding.

                               MED-TEX CORPORATION

                                      INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheets - June 30, 1996
           and December 31, 1995........................................    1

          Unaudited Consolidated Statements of Operations - For the
           three months and six months June 30, 1996 and 1995...........    2

          Unaudited Consolidated Statements of Cash Flows - For the
           six months ended June 30, 1996 and 1995......................    3

          Notes to Unaudited Consolidated Financial Statements..........    4

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................    5

PART II - OTHER INFORMATION.............................................    5

SIGNATURES..............................................................    7

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      MED-TEX CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS

                                                              June 30,      December 31,
                                                                1996            1995
                                                            -----------     -----------
CURRENT ASSETS:
  Cash                                                      $     2,085     $    18,130
  Accounts Receivable                                             6,287          15,506
  Inventory                                                     118,740         124,933
  Prepaid Expenses                                                7,000               -
                                                            -----------     -----------
     Total Current Assets                                   $   134,112     $   158,569
                                                            -----------     -----------
PROPERTY AND EQUIPMENT
  Leasehold Improvements                                        172,572         172,572
                                                            -----------     -----------
                                                            $   172,572     $   172,572
Less Accumulated depreciation                                    13,852           9,427
                                                            -----------     -----------
  Net Property and Equipment                                $   158,720     $   163,145
                                                            -----------     -----------
OTHER ASSETS
  Licenses and permits, net
  Goodwill, net                                             $   148,904     $   155,570
                                                                371,314         386,617
  Deposits and Other                                             11,176          11,177
                                                            -----------     -----------
     Total Other Assets                                     $   531,394     $   553,364
                                                            -----------     -----------
Total Assets                                                $   824,226     $   875,078
                                                            -----------     -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                          $   302,145     $   304,048
  Accrued Interests Payable                                     118,677          79,796
  Current Portion Long Term Debt                                 41,921          37,183
  Other Accrued Liabilities                                       8,330           8,329
                                                            -----------     -----------
     Total Current Liabilities                              $   471,073     $   429,356
                                                            -----------     -----------
Long Term Debt                                              $ 1,180,385     $ 1,106,833

STOCKHOLDERS' EQUITY (Deficit):
  Common Stock, $.001 Par Value; 50,000,000 Shares
    Authorized, 5,836,724 Shares Issued and Outstanding           5,836           5,836
  Additional Paid In Capital                                  1,393,362       1,393,362
  Accumulated Deficit                                        (2,226,430)     (2,060,310)
                                                            -----------     -----------
     Total Stockholders Equity                                 (827,232)       (661,111)
                                                            -----------     -----------
Total liabilities and Stockholder Equity                    $   824,226     $   875,078
                                                            -----------     -----------
                                                            -----------     -----------

           See Accompanying Notes to Consolidated Financial Statements

                      MED-TEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                            For the                     For the
                                      Three Months Ended            Six Months Ended
                                            June 30                     June 30
                                    -----------------------     ----------------------
                                       1996          1995          1996          1995
                                    ---------     ---------     ---------     ---------
Sales                               $  22,370     $ 138,863     $  43,501     $ 161,898

Cost of Sales                          14,749         4,288        27,193        27,188
                                    ---------     ---------     ---------     ---------

  Gross Profit                      $   7,621     $ 134,575     $  16,308     $ 134,710
Operating Expenses                     86,075       107,050       182,429       244,853
                                    ---------     ---------     ---------     ---------

Net Income (Loss)                   $ (78,454)    $  27,525     $(166,121)    $(110,143)
                                    ---------     ---------     ---------     ---------
                                    ---------     ---------     ---------     ---------
Net Income (Loss) per Share         $    (.01)    $     .01     $    (.03)    $    (.02)
                                    ---------     ---------     ---------     ---------
                                    ---------     ---------     ---------     ---------

Weighted Average Number of
 Shares Outstanding                 5,368,106     5,368,106     5,836,724     5,368,106
                                    ---------     ---------     ---------     ---------
                                    ---------     ---------     ---------     ---------

           See Accompanying Notes to Consolidated Financial Statements

                      MED-TEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                              For the Six Months
                                                                Ended June 30,
                                                           ------------------------
                                                              1996          1995
                                                           ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                        $(166,121)    $(110,143)
  Adjustments to reconcile net income (loss)
  to cash provided by (used in)
  operating activities
     Depreciation and Amoritization                           26,394        31,959
     Decrease (Increase) in accounts receivable                9,219        (3,152)
     Decrease (Increase) in inventory                          6,193        28,846
     Decrease (Increase) in prepaid expenses                  (7,000)        1,301
     Increase (Decrease) in accounts payable                  (1,902)      (78,123)
     Increase in accrued interest payable                     38,881        22,795
     Write off of miscellaneous assets                                           -
     Decrease (Increase) in other accrued liabilities                        5,774
                                                           ---------     ---------

     Net Cash Provided by (Used in) Operating Activities   $ (94,336)     (100,743)
                                                           ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment & leasehold improvements                                   -
                                                           $
                                                           ---------     ---------
     Net Cash Provided by (Used in) Investing Activities           0             0
                                                           ---------     ---------



CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans from related parties                               $ 103,219       104,967
  Principal payment on loan                                   24,928             -
                                                           ---------     ---------
     Net Cash Provided by (Used in) Financing Activities      78,291       104,967
                                                           ---------     ---------

  Increase (Decrease) in cash                              $ (16,045)        4,224
  Cash at beginning of period                                 18,130        10,946
                                                           ---------     ---------
  Cash at end of period                                    $   2,085     $  15,170
                                                           ---------     ---------
                                                           ---------     ---------


           See Accompanying Notes to Consolidated Financial Statements

                      MED-TEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)


1. The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1995 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and footnotes thereto included in the Company's report on Form 10-KSB for the year ended December 31, 1995. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

2. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATION

THREE MONTHS ENDED JUNE 30


     Sales for the three months ended June 30, 1996 decreased $116,493 or 83.9%, to $22,370 from $138,863 for the three months ended June 30, 1995. This decrease in sales is attributable to the Company winding down its business affairs.

     Gross profit decreased by $126,954 to $7,621 for the three months ended June 30, 1996 from $134,575 for the three months ended June 30, 1995. This decrease in gross profit margins was principally attributable to reduced sales volume and the lack of an extraordinary sale.

     Operating expenses decreased by $20,975, or 19.6%, to $86,075 from $107,050 for the three months ended June 30, 1995. This decline is attributable to the winding down of the Company's business operations.

SIX MONTHS ENDED JUNE 30

     Sales for the six months ended June 30, 1996 decreased $118,397, or 73.1%, to $43,501 from $161,898 for the six months ended June 30, 1995. This decrease in sales is attributable to the Company winding down its business affairs.

     Gross Profits for the six months ended June 30, 1996 decreased $118,402, or 87.9%, to $16,308 from $134,710 for the six months ended June 30, 1995. This decrease in gross profits is principally attributable to the reduced sales volume and the lack of an extraordinary sale.

     Operating expenses decreased $62,424 to $182,429 from $244,853 for the six months ended June 30, 1995. This decrease in operating expenses is attributable to the Company winding down its business affairs.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the past twelve months, the Company has funded its operating losses and capital requirements through loans from related parties and other issuance of debt. As of June 30, 1996, the Company had a cash balance of $2,085 and a deficiency in working capital of $336,961.

     Net cash used in operating activities decreased to $94,336 from $100,743 for the six months ended June 30, 1996 and 1995, respectively. The decrease in cash used on operations resulted principally from a smaller decrease in accounts payable which was partially offset by a larger operating loss.

     Net cash provided by financing activities decreased to $78,291 from $104,967 for the six months ended June 30, 1996 and 1995, respectively. This decrease is attributable to reduced borrowings from a related party.

     At June 30, 1996, the Company had long term debt of $1,180,385 consisting principally of loans from affiliates. Also included in such long term debt is a bank loan which calls for installments of principal and interest in the amount of $4,539 per month. Because of the Company's deficit in working capital and ongoing operating losses, the Company's ability to make required payments on outstanding debt is dependent upon the receipt of additional funding from affiliates or other sources. No commitments to provide such funding presently exists.

     The Company has experienced significant operating losses throughout its history. The Company and its subsidiaries' ability to survive is dependent on their ability to refinance their debt, borrow additional sums from affilates, acquire a profitable operating subsidiary through the issuance of stock, or raise additional capital to purchase or start a new business operation. Without the success of one of these options, the Company does not have sufficient cash to satisfy its working capital requirements for the next twelve months.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MED-TEX CORPORATION



Date:  August 7, 1996                 By: /s/ LARRY L. EASTLAND
                                         ---------------------------------------
                                      Larry L. Eastland, President and Chief
                                      Executive Officer

                                      By: /s/ SCOTT CRAWFORD
                                         ---------------------------------------
                                         Scott Crawford, Chief Financial Officer