Form 10QSB
period 1996-09-30
MED TEX CORP
filed 1996-11-12
CIK 826405

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


(Mark One)

 / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1996

                                     OR

 /   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from               to               .
                                     ---------------  ---------------


                         Commission File No. 33-18834-LA


                              MED-TEX CORPORATION
                              -------------------

         (Exact name of small business issuer as specified in its charter)


                Nevada                              87-0306464
     (State or other jurisdiction of
      incorporation or organization)      (IRS Employer Identification No.)


              2440 South Progress Drive, Salt Lake City, Utah 84119
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                               (801) 972-2201
                            --------------------
                        (Issuer's telephone number)



   ------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


      Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X   No
                                -----   -----

     As of October 31, 1996, 5,877,668 shares of Common Stock of the issuer were outstanding.

                               MED-TEX CORPORATION

                                      INDEX

                                                                     Page
                                                                    Number
                                                                    ------
 PART I -  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets - September 30, 1996
             (unaudited)and December 31, 1995 (audited)................1

             Unaudited Consolidated Statements of Operations -
             For the three months and nine months September 30,
             1996 and 1995.............................................2

             Unaudited Consolidated Statements of Cash Flows -
             For the nine months ended September 30, 1996 and 1995.....3

             Notes to Unaudited Consolidated Financial Statements......4

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................5

 PART II - OTHER INFORMATION...........................................5

 SIGNATURES............................................................7


                         PART I - FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                       MED-TEX CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                   ASSETS

                                                     September 30   December 31
                                                          1996         1995
                                                      ------------  -----------
 CURRENT ASSETS:
   Cash                                               $    1,165    $    18,130
   Accounts Receivable                                     3,519         15,506
   Inventory                                             116,052        124,933
   Prepaid Expenses                                        7,000             -
                                                       ---------    ----------
     Total Current Assets                             $  127,736    $   158,569
                                                      ----------    ----------

 PROPERTY AND EQUIPMENT
   Leasehold Improvements                             $  172,572    $   172,572
   Less Accumulated depreciation                          13,852          9,427
                                                        --------    ----------
     Net Property and Equipment                       $  158,720    $   163,145
                                                       ---------    ----------
 OTHER ASSETS
   Licenses and permits, net                          $  145,570    $   155,570
   Goodwill, net                                         363,662        386,617
   Deposits and Other                                     11,176         11,177
                                                      ----------    ----------

     Total Other Assets                               $  520,408    $   553,364
                                                      ==========    ===========

   Total Assets                                       $  806,864    $   875,078
                                                      ----------    ----------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts Payable                                   $  256,270    $   304,048
   Accrued Interests Payable                             146,444         79,796
   Current Portion Long Term Debt                         49,811         37,183
   Other Accrued Liabilities                               3,500          8,329
                                                      ----------    -----------

     Total Current Liabilities                        $  456,025    $  429,356
                                                      ----------    -----------

   Long Term Debt                                     $1,188,835    $1,106,833

 STOCKHOLDERS' EQUITY (Deficit):
  Common Stock, $.001 Par Value; 50,000,000 Shares
   Authorized, 5,877,668 Shares Issued and
   Outstanding                                        $    5,878    $    5,836
  Additional Paid In Capital                           1,439,663     1,393,362
  Accumulated Deficit                                 (2,283,537)   (2,060,309)
                                                      ----------     ---------

     Total Stockholders Equity                          (837,996)     (661,111)
                                                      ----------    ----------
 Total liabilities and Stockholder Equity             $  806,864    $  875,078
                                                      ==========     ==========

        See Accompanying Notes to Consolidated Financial Statements

                  MED-TEX CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)

                                      For the             For the
                               Three Months Ended    Nine Months Ended
                                   September 30           September 30
                              ----------------------  --------------------
                                 1996        1995        1996      1995
                              ---------   ----------  ---------  ---------
Net Revenues                 $   24,389   $   88,541  $  67,890  $ 250,440
Cost of Sales                    13,199      150,157     40,392    177,345
                             ----------   ----------  ---------  ---------
Gross Profit (Loss)          $   11,190   $  (61,616) $  27,498  $  73,095
Operating Expenses               68,307      125,706    250,736    370,559
                             ----------   ----------  ---------  ---------
Net Income (Loss)            $  (57,117)  $ (187,322) $(223,238) $(297,464)
                             ==========   ========== ========== ==========
Net Income (Loss) per
Common Share                 $     (.01)  $      .03  $    (.04) $    (.06)
                             ==========   ========== ========== ==========
Weighted Average Shares
Outstanding                   5,877,668    5,368,106  5,850,372  5,368,106
                             ==========   ==========  =========  =========























             See Accompanying Notes to Consolidated Financial Statements

                      MED-TEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                       For the Nine Months
                                                       Ended September 30,
                                                     ----------------------
                                                       1996         1995
                                                     ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income <Loss>                                  $(23,228)   $(110,143)
  Adjustments to reconcile net income <loss> to
  cash provided by (used in)operating activities
     Depreciation and Amoritization                    37,380       31,959
     Decrease (Increase) in accounts receivable        11,987       (3,152)
     Decrease (Increase) in inventory                   8,882       28,846
     Decrease (Increase) in prepaid expenses           (7,000)       1,301
     Increase (Decrease) in accounts payable           (9,764)     (78,123)
     Increase in accrued interest payable              66,648       22,795
     Decrease (Increase) in other accrued liabilities   3,500        5,774
                                                     --------     --------

     Net Cash Provided by (Used in) Operating
     Activities                                     $(111,595)    (100,743)
                                                    ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans from related parties                        $ 122,683     $104,967
  Principal payment on loan                            28,053            -
                                                    ---------     --------
     Net Cash Provided by (Used in) Financing
     Activities                                     $  94,630     $104,967
                                                    ---------     --------

  Increase (Decrease) in cash                       $  16,965     $  4,224
  Cash at beginning of period                          18,130       10,946
                                                    ---------     --------
  Cash at end of period                             $   1,165     $ 15,170
                                                    ---------     --------



















         See Accompanying Notes to Consolidated Financial Statements

                      MED-TEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Results of Operation

Three Months Ended September 30

 Sales for the three months ended September 30, 1996 decreased $64,152 or 72.4%, to $24,389 from $88,541 for the three months ended September 30, 1995. This decrease in sales is attributable to the Company winding down its business affairs.

 Gross profit increased by $77,806 to $11,190 for the three months ended September 30, 1996 from a loss of $61,616 for the three months ended September 30, 1995. This increase in gross profit margins was attributable to the sale of raw materials in the current period (instead of finished goods) which products produce a higher margin.

 Operating expenses decreased by $57,399, or 54.3%, to $68,307 for the three months ended September 30, 1996 from $125,706 for the three months ended September 30, 1995. This decline is attributable to the Company winding down its business operations.

Nine Months Ended September 30

 Sales for the nine months ended September 30, 1996 decreased $182,550, or 72.9%, to $67,890 from $250,440 for the nine months ended September 30, 1995. This decrease in sales is attributable to the Company winding down its business affairs.

 Gross Profits for the nine months ended September 30, 1996 decreased $45,597, or 62.4%, to $27,498 from $73,095 for the nine months ended September 30, 1995. This decrease in gross profits is principally attributable to reduced sales volume.

 Operating expenses decreased $119,823 or 32.3% to $250,736 for the three months ended September 30, 1996 from $370,559 for the nine months ended September 30, 1995. This decrease in operating expenses is attributable to the Company winding down its business affairs.

Changes in Financial Condition, Liquidity and Capital Resources

 For the past twelve months, the Company has funded its operating losses and capital requirements through loans from related parties and other issuance of debt. As of September 30, 1996, the Company had a cash balance of $1,165 and a deficiency in working capital of $328,289.

 Net cash used in operating activities increased to $111,595 from $100,743 for the nine months ended September 30, 1996 and 1995, respectively. The increase resulted from a larger net operating loss partially offset by an increase in current payables.

 Net cash provided by financing activities decreased to $94,630 from $104,967 for the nine months ended September 30, 1996 and 1995, respectively. This decrease is attributable to reduced net borrowings from a related party.

 At September 30, 1996, the Company had long term debt of $1,188,835 consisting principally of loans from affiliates. Also included in such long term debt is a bank loan which calls for installments of principal and interest in the amount of $4,539 per month. Because of the Company's deficit in working capital and ongoing operating losses, the Company's ability to make required payments on outstanding debt, payments on which are now in arrears, is dependent upon the receipt of additional funding from affiliates or other sources. No commitments to provide such funding presently exists.

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

(REGISTRANT)                          MED-TEX CORPORATION
BY (SIGNATURE)                        /S/ K. Scott Crawford
(NAME AND TITLE)                      K. Scott Crawford,
                                      President and Chief Executive Officer
(DATE)                                November , 1996

BY (SIGNATURE)                        /S/ Karen Pollino
(NAME AND TITLE)                      Karen Pollino,
                                      Chief Financial Officer
(DATE)                                November , 1996