Form 10KSB
period 1996-12-31
MED TEX CORP
filed 1997-04-11
CIK 826405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from        to         .
                                      --------  ---------

                         Commission File No. 33-18834-LA

                               MED-TEX CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

             Nevada                                     87-0306463
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


              2440 South Progress Drive, Salt Lake City, Utah 84119
              -----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code:  (801) 972-2201

Securities Registered Pursuant to Section 12(b) of the Act:

 Title of Each Class                  Name of Each Exchange on Which Registered
 -------------------                  -----------------------------------------
       None                                             None

Securities Registered Pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No
         -----  -----

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year were $78,000.

     As of March 10, 1997, 9,391,964 shares of common stock of the Registrant were outstanding. As of such date, the aggregate market value of the common stock held by non-affiliates, based on the closing bid price on the NASD Bulletin Board, was approximately $3,069,716.

                       DOCUMENTS INCORPORATED BY REFERENCE

     No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) have been incorporated by reference in this report.

     Transitional Small Business Disclosure Format: Yes     No  X
                                                       -----  -----

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I

     ITEM 1.  DESCRIPTION OF BUSINESS.............................           1
     ITEM 2.  DESCRIPTION OF PROPERTIES...........................           1
     ITEM 3.  LEGAL PROCEEDINGS...................................           1
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS.................................           1

PART II

     ITEM 5.  MARKET FOR COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS.........................           2
     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS................           3
     ITEM 7.  FINANCIAL STATEMENTS................................           4
     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE..............           4

PART III

     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
              AND CONTROL PERSONS; COMPLIANCE WITH
              SECTION 16(a) OF THE EXCHANGE ACT...................           4
     ITEM 10. EXECUTIVE COMPENSATION..............................           4
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT...............................           5
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......           5
     ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K....................           6

              SIGNATURES..........................................           7

              FINANCIAL STATEMENTS................................          F-1

                                     PART I

     This Form 10-KSB contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 3 of this Form 10-KSB.

ITEM 1. DESCRIPTION OF BUSINESS

     Med-Tex Corporation (the "Company") was organized under the laws of the State of Nevada on September 9, 1987, under the name "Sportsland Sales, Inc." The Company was formed for the purpose of "investing in investments of all forms and nature and to engage in any and all other business."

     The Company publicly offered, through a blank-check self-underwritten offering, 10,000,000 shares of its common stock at a price of $.02 per share on a best efforts all-or-none basis. The offering closed on March 4, 1988 with the receipt of gross offering proceeds of $200,000.

     On June 30, 1994, pursuant to an Acquisition Agreement between the Company and Enpak Medical Corp. ("Enpak"), the Company acquired 100% of the outstanding stock of Enpak in exchange for 5,065,294 shares of the Company's Common Stock and the Company changed its name to "Med-Tex Corporation."

     From June of 1994 until October of 1996, the Company carried on the operations of Enpak which consisted of the import and distribution of bulk and proprietary medical products. Due to competitive market conditions, the Company terminated various phases of the operations of Enpak beginning in 1994 and began liquidating its inventories. In October of 1996, the Company sold all of the stock of Enpak to Regent Development Holdings Limited, a controlling shareholder of the Company, for $1.

     Since 1994, other than efforts to liquidate inventories, the Company's operations have consisted of the search for an operating business to merge with or acquire.

ITEM 2. DESCRIPTION OF PROPERTIES

     With the sale of Enpak, the Company has no leasehold or ownership interests in any properties. The Company's executive offices are located in an industrial park at 2440 South Progress Drive, Salt Lake City, Utah, which offices are provided free of charge by the Company's principal shareholder.

     The Company believes that its properties are adequate to support its current operations.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not presently a party to, and management is not aware of, any pending or threatened legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company's fiscal year ended December 31, 1996.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The Company's common stock is currently traded in the over counter market and is quoted on the NASD electronic bulletin board under the symbol MTEX. The trading market in the Company's common stock is extremely limited and sporadic. The following table sets forth the high and low bid price per share for the Company's common stock for each quarterly period.

                            1996                           1995
                     ------------------             -----------------
                     High          Low               High        Low

First Quarter        2.00          .50               2.50        1.00
Second Quarter       2.00          .50               2.50         .75
Third Quarter        2.00          .50               2.50         .75
Fourth Quarter       2.00          .50               2.50         .75

     The quotation reflects inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions.

     At March 31, 1997, the bid price of the Common Stock was $.50.

Record Holders

     As of March 31, 1997, there were approximately 481 record owners of the Common Stock of the Company.

Dividends

     The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any such dividend in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     This Form 10-KSB contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page of this Form 10-KSB.

Results of Operations - Fiscal Year 1996

     During 1996, the Company's operations were limited to the ongoing liquidation of inventory and efforts to seek out and acquire an operating business. On October 31, 1996, the Company sold its operating subsidiary, Enpak for $1. Enpak incurred operating losses since its acquisition in 1994 and had liabilities in excess of assets. As a result of the disposal of Enpak, the operations of Enpak for 1995 and for 1996 through the date of sale have been reclassified as discontinued operations. Losses from discontinued operations from Enpak totaled $234,509 in 1996 as compared to $357,044 in 1995.

     In connection with the sale of Enpak, the Company reported an extraordinary gain in 1996 of $1.2 million reflecting the excess of liabilities over assets of Enpak. However, in connection with the sale of Enpak, the Company recorded an extraordinary loss of $1.4 million relatig to the write-off of inter-company loans from the Company to Enpak and its subsidiary.

     As a result of the discontinuance of operations and sale of Enpak, the Company reported a net loss of $439,105 in 1996 as compared to a net loss of $357,044 in 1995.

Liquidity and Capital Resources

     As a result of the sale of Enpak, the Company had no assets and no liabilities at December 31, 1996.

     During 1995 and up until the sale of Enpak in October of 1996, the Company funded its operating losses and capital requirements through loans from related parties and other issuances of debt. In August of 1996, the Company issued 3,503,665 shares of common stock in satisfaction of all outstanding loans from shareholders and related entities, including accrued interest, in the approximate amount of $1,053,000.

     While the Company had no existing liabilities or capital requirements at December 31, 1996, the Company has no sources of available capital or commitments to provide capital. Management believes that certain affilites will continue to advance funds to the Company in order to provide sufficient capital resources to fund its efforts to seek and acquire an operating business for the foreseeable future. However, there are binding commitments or obligations to provide such funding. Without such funding, the Company will be unable to sustain its operations over the next twelve months.

Certain Factors Affecting Future Operating Results

     This Form 10-KSB contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: the limited availability and competition for attractive business acquisition candidates; the absence of resources to fund the cost and capital requirements associated with acquiring and funding businesses; the lack of firm commitments to provide funding to the Company to sustain its operations and to consummate an acquisition; and changes in the regulatory and economic climate which may make it more difficult for the Company to consummate an acquisition, among other factors.

ITEM 7. FINANCIAL STATEMENTS

     The consolidated financial statements of the Company, together with the independent auditors' report thereon of H.J. Swart & Company, P.A., appears on pages F-2 through F-12 of this report. See Index to Financial Statements on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Present Directors and Executive Officers

     The following table sets forth the names and ages of the present executive officers and directors of the Company and the positions held by each.

       Name       Age                       Title
----------------- ---  ---------------------------------------------------------
K. Scott Crawford  40  President, Chief Executive Officer and Director
Karen Polino       42  Secretary/Treasurer, Chief Financial Officer and Director
Angela Morin       34  Director

     K. Scott Crawford. Mr. Crawford has been employed by the Company and its predecessor since 1992 having served as Secretary, Treasurer, Chief Financial Officer and a Director until 1996 when he was promoted to President, Chief Executive Officer and Director. From 1985 until joining the Company, he was the executive vice president of Arrow Associated Stores, Inc. in Salt Lake City.

     Karen Polino. Ms. Polino has served as Secretary, Treasurer, Chief Financial Officer and a Director of the Company since July of 1996. For the past two years, Ms. Polino has been employed as an administrative assistant for Waterford & Sterling, Inc., a financial public relations firm, and for the prior three years served as an administrative assistant with Enpak Surgical, Inc., a medical products distributor.

     Angela Morin. Ms. Morin has served as a Director of the Company since July 1996. For the past three years, Ms. Morin has been employed as an administrative assistant for Martin Consultants, Inc., a mergers and acquisitions firm, and for the prior five years served as an administrative assistant with LEA Management, Inc., a consulting firm.

ITEM 10. EXECUTIVE COMPENSATION

     The Company paid no salary or other compensation in excess of $100,000 to any of its officers during 1996. The Company's chief executive officer, K. Scott Crawford, received no compensation of any nature from the Company for any of fiscal years 1993 through 1996.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 31, 1997 the number of shares of the Company's Common Stock known to be held by the executive officers and directors individually and as a group and by beneficial owners of more than five percent of the Company's Common Stock.

Name and Address of              Amount and Nature of
Beneficial Onwer (1)             Beneficial Ownership      Percent of Class
--------------------             --------------------      ----------------

Metro Link Holdings (2)...........    1,750,000                   18.6%
Jeff Martin (3)(4)................    1,277,531                   13.6%
G. Robert W. Klomp (3)............      500,000                    5.3%
K. Scott Crawford.................      175,000                    1.9%
Angela Morin......................       50,000                       *
Karen Polino......................          -0-                       -
Executive officers and directors
 as a group (3 persons)...........      225,000                    2.4%

------------------------
*      Less than 1%.

(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to the table.
(2)  Address is 4703, 47/F, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong.
(3)  Address is 2440 South Progress Drive, Salt Lake City, Utah 84119.
(4) Includes 1,029,385 shares held by Martin Consultants, Inc. and 248,146 shares held of record by Jeffrey Martin. Mr. Martin controls Martin Consultants, Inc. and may be deemed to be the beneficial owner of the shares held of record by Martin Consultants, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1995 and 1996, various shareholders of the Company, and affiliates of those shareholders, loaned funds to the Company to support the Company's operations. Martin Consultants, Inc., a stockholder of the Company, and a company owned by Martin Consultants, Inc. loaned funds to the Company during 1995 and 1996 pursuant to demand loans, a portion of which were non-interest bearing with the balance bearing interest at 10%. The maximum amount of loans from Martin Consultants during 1996 was $1,053,874. In August of 1996, all of those loans were converted into 1,053,874 shares of common stock.

     In October of 1996, the Company sold its subsidiary, Enpak, to Regent Development Holdings, Inc. for $1 and foregiveness of all amounts advanced by the Company to Enpak and its subsidiary. At the time of sale, Enpak had liabilities in excess of assets, all of which represented loans from the Company or its shareholders to Enpak and its subsidiary. Regent Development Holdings is a British Virgin Islands company which is controlled by Andy Lai, the
controlling   shareholder  of  Metro  Link  Holdings,   the  Company's   largest
shareholder.

     During 1995, the Company transferred all of its furniture and equipmennt to Martin Consultants, Inc., which is controlled by Jeffrey Martin, a controlling stockholder of the Company, for foregiveness of indebtedness in the amount of $78,548. The net book value of the furniture and equipment transferred was $80,399, while its fair market value was approximately $46,000.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K

(a)  Exhibits

     2.1 Agreement dated October 31, 1996 between Med-Tex Corporation, Enpak Medical Corporation and Regent Development Holdings Limited (1)

     3.1  Articles of Incorporation, as amended to date (2)

     3.2  Bylaws, as amended to date (2)

     27.1* Financial Data Schedule

------------------------
*      Filed herewith
(1)    Incorporated by reference from Form 8-K dated November 8, 1996.
(2)    Incorporated by reference from Form 8-K dated January 25, 1995.

(b)  Reports on Form 8-K

     Form 8-K dated November 8, 1996, 1996 reporting under Item 2, the sale of the Company's only operating subsidiary, Enpak Medical Corporation.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MED-TEX CORPORATION


                                         By:  /s/ K. Scott Crawford
                                            ------------------------------------
                                              K. Scott Crawford
                                              President


Dated:  April  11, 1997


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                     Title                             Date



/s/ K. Scott Crawford     President & Director                   April 11, 1997
---------------------     (Principal Executive Officer)
K. Scott Crawford


/s/ Karen Polino          Secretary/Treasurer & Director         April 11, 1997
---------------------     (Principal Accounting and Financial
Karen Polino              Officer)


/s/ Angela Morin          Director                               April 11, 1997
---------------------
Angela Morin

                               MED-TEX CORPORATION

                   Index to Consolidated Financial Statements


                                                                           Page

Independent Auditors Report                                                F-2

Consolidated Balance Sheet as of December 31, 1996 and 1995                F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 1996 and 1995                                               F-5

Consolidated Statements of Stockholders' Equity (Deficit)
 for the Years Ended December 31, 1996 and 1995                            F-6

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996 and 1995                                               F-7

Notes to Consolidated Financial Statements                                 F-8

                          Independent Auditors Report


To the Board of Directors and Stockholders
Med-Tex Corporation

We have audited the accompanying consolidated balance sheet of Med-Tex Corporation and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Med-Tex Corporation and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                             /s/ H. J. Swart & Company, P.A.
                                             -----------------------------------
                                             H. J. Swart & Company, P. A.


January 31, 1997

                               Med-Tex Corporation
                           Consolidated Balance Sheet
                           December 31, 1996 and 1995

                                     Assets
                                     ------

                                          1996          1995
                                         ------        ------
Current assets
  Cash                                    $  -0-         18,130
  Accounts receivable                        -0-         15,506
  Inventory                                  -0-        124,933
                                          ------       --------

          Total current assets               -0-        158,569

Property and equipment
  Leasehold improvements                     -0-        172,572
  Less accumulated depreciation              -0-          9,427
                                          ------       --------

          Net property and equipment         -0-        163,145

Other assets
  Licenses and permits, net of
   amortization of $44,430 in 1995           -0-        155,570
  Goodwill, net of amortization of
   $72,479 in 1995                           -0-        386,617
  Deposits and other                         -0-         11,177
                                          ------       --------

          Total other assets                 -0-        553,364
                                          ------       --------

                                          $  -0-       $875,078
                                          ======       ========


    The accompanying notes are an integral part of these financial statements

                               Med-Tex Corporation
                           Consolidated Balance Sheet
                           December 31, 1996 and 1995


                 Liabilities and Stockholders' Equity (Deficit)
                 ----------------------------------------------

                                                 1996             1995
                                             ------------      -----------

Current liabilities
  Accounts payable                           $        -0-      $   304,048
  Accrued interest payable                            -0-           79,796
  Current portion long term debt                      -0-           37,183
  Other accrued liabilities                           -0-            8,329
                                             ------------      -----------

         Total current liabilities                    -0-          429,356

Long term debt                                        -0-        1,106,833
                                             ------------      -----------

         Total liabilities                            -0-        1,536,189

Stockholders' equity (deficit)
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   9,391,964 shares issued and
   outstanding; 5,836,724 shares in 1995           9,391             5,837
  Additional paid in capital                   2,490,024         1,393,362

  Accumulated deficit                         (2,499,415)       (2,060,310)
                                             ------------      -----------

         Stockholders' equity (deficit)               -0-         (661,111)
                                             ------------      -----------

                                             $        -0-      $   875,078
                                             ============      ===========


    The accompanying notes are an integral part of these financial statements

                               Med-Tex Corporation
                      Consolidated Statement of Operations
                     Years ended December 31, 1996 and 1995


                                                   1996            1995
                                               ------------     ----------
Income from continuing operations              $        -0-     $      -0-

Loss from discontinued operations                 (234,509)      (357,044)
                                               ------------     ----------

Net loss before extraordinary items               (234,509)      (357,044)

Extraordinary items
  Gain on disposal of discontinued operations    1,206,502             -0-
  Write-off of notes receivable                 (1,411,098)            -0-
                                               ------------     ----------

Net loss                                       $  (439,105)     $(357,044)
                                               ============     ==========

Net loss per common share
  Loss before extraordinary items              $     (.034)     $   (.064)
  Extraordinary items                                (.030)            -0-
                                               ------------     -----------

Net loss per share                             $     (.064)     $   (.064)
                                               ============     ==========


    The accompanying notes are an integral part of these financial statements

                               Med-Tex Corporation
            Consolidated Statement of Stockholders' Equity (Deficit)
                     Years ended December 31, 1996 and 1995


                                                                             Total
                                           Additional                    Stockholders'
                                  Common     Paid in       Accumulated      Equity
                                  Stock      Capital         Deficit       (Deficit)
                                  ------   -----------     -----------    ------------
Balances December 31, 1994        $5,368    $1,082,949     $(1,703,266)   $ (614,949)

Stock issued in exchange
  for shares of Enpak
  Surgical Products,Inc.             158          (158)             -0-           -0-

Stock issued in satisfaction
  of certain debt of Enpak
  Surgical Products, Inc.            311       310,571              -0-      310,882

Net loss for year ended
  December 31, 1995                   -0-           -0-       (357,044)     (357,044)
                                  -------   -----------    ------------    ----------

Balances December 31, 1995         5,837     1,393,362      (2,060,310)     (661,111)

Stock issued in satisfaction
  of certain debt of Enpak
  Surgical Products, Inc.             51        46,291              -0-       46,342

Stock issued in satisfaction
  of certain debt of Enpak
  Medical Corporation              3,503     1,050,371              -0-    1,053,874

Net loss for year ended
  December 31, 1996                   -0-           -0-       (439,105)     (439,105)
                                  -------   -----------    ------------   -----------

Balances December 31, 1996        $9,391    $2,490,024     $(2,499,415)   $       -0-
                                  =======   ===========    ============   ===========


    The accompanying notes are an integral part of these financial statements

                               Med-Tex Corporation
                      Consolidated Statement of Cash Flows
                     Years ended December 31, 1996 and 1995


                                                 1996           1995
                                              -----------    -----------
Cash flows from operating activities
   Net loss                                   $ (439,105)    $ (357,044)
   Adjustments to reconcile net loss to net
     cash used in operating activities
      Loss from discontinued operations          234,509        357,044
      Extraordinary gain on disposal of
        discontinued operations               (1,206,502)            -0-
      Extraordinary write-off of notes
        receivable                             1,411,098             -0-
      Changes in discontinued operations        (111,248)      (176,858)
                                              -----------    -----------

Net cash used by discontinued operations        (111,248)      (176,858)

Cash flows from investing activities
   Proceeds from sale of discontinued
   operations, net of discontinued
   operations cash                                  (470)            -0-
                                              -----------    -----------

Net cash used by investing activities               (470)            -0-

Cash flows from financing activities
   Loans to discontinued operations
     from related parties                        122,684        249,035
   Repayment of loans to discontinued
     operations from related parties                  -0-       (41,329)
   Repayment of debt of discontinued
     operations                                  (29,096)       (23,664)
                                              -----------    -----------

Net cash provided by financing activities         93,588        184,042
                                              -----------    -----------

Increase (decrease) in cash                      (18,130)         7,184

Cash at beginning of year                         18,130         10,946
                                              -----------    -----------

Cash at end of year                           $       -0-    $   18,130
                                              ===========    ===========


    The accompanying notes are an integral part of these financial statements

                              Med-Tex Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995


1.   Summary of Significant Accounting Policies

     Organization and consolidation

     The financial statements presented are those of Med-Tex Corporation (the Company), a Nevada corporation, Enpak Medical Corporation (Medical), its wholly owned subsidiary, and Enpak Surgical Products, Inc. (Surgical), a majority owned subsidiary of Medical. Surgical is the only entity in the consolidated group to have operations in 1995 and 1996. It was in the business of assembling and marketing custom and standard surgical kits used in intervention, diagnostic, and surgical procedures, but discontinued those operations in late 1994. No new operations have been initiated and the Company was in the process of liquidating its inventory prior to disposition of its subsidiaries.

     The Company has been in existence since 1987. It acquired Medical on December 8, 1994 in a pooling of interests. All financial statements presented have been reported as though the combination had taken place on October 19, 1993, the date of Medical's inception.

     November 10, 1993, Medical acquired (via contribution) a 59% controlling interest in Surgical. During 1994, Surgical issued shares for officer compensation, diluting Medical's interest to 52%. However, subsequent to the acquisition of Medical, the Company acquired 5% of Surgical through exchanges of stock with individual stockholders, giving the Company effective ownership of 57% of Surgical at December 31, 1994. During 1995 the Company acquired an additional 7% of Surgical through exchanges of stock with individual stockholders, giving the Company effective ownership of 64% prior to dispositon.

     All significant intercompany accounts and transactions have been eliminated in consolidation. The minority interest holders of Surgical have no financial responsibility to fund Surgical's losses, therefore Medical has funded and consolidated 100% of the losses of Surgical since the date of acquisition.

     Inventory

     Inventory is valued at the lower of first in first out cost or market. Inventory was written down to net realizable value at December 31, 1995.

                              Med-Tex Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995


1.   Summary of Significant Accounting Policies (continued)

     Property and equipment

     Property and equipment are stated at cost. Depreciation is provided on a straight line basis over the estimated useful lives of the various assets for financial reporting purposes. For tax purposes, depreciation is calculated using appropriate accelerated methods.

     Intangible assets

     Surgical owns certain FDA licenses, permits, and protocols which are carried at cost and are being amortized over a 15 year period.

     Goodwill consists primarily of the excess paid by Medical over the net book value of assets acquired from Surgical and is being amortized over a 15 year period.

     Income taxes

     The Company has unused net operating loss carryforwards of approximately $2,500,000 at December 31, 1996, which are generally available to offset future taxable income. These losses will begin to expire in 2005. No related deferred tax asset has been recognized in the financial statements since the valuation allowance is equal to any such tax benefit.

     Loss per share

     The computation of loss per share is based on the weighted average number of shares outstanding during each year.

     Statement of cash flows

     The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

2.   Acquisition And Discontinued Operations

     On December 8, 1994 the Company acquired all of the outstanding common stock of Enpak Medical Corporation in exchange for 5,065,294 shares of the Company's common stock. The acquisition has been accounted for as a pooling of interests.

     On October 31, 1996, the Company sold all the stock of Medical and its directly owned shares of Surgical to Regent Development Holdings Limited for one dollar. The Company recorded a gain of $1,206,502 on the transaction since the liabilities of Medical and Surgical exceeded their assets. Medical and Surgical recorded revenue of approximately $78,000 through the sale date in 1996 and $330,000 in 1995.

                              Med-Tex Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995


3.   Extraordinary Items

     The gain on disposal of discontinued operations, also discussed in Note 2, is reported as extraordinary since the sale occurred less than two years after the date Medical was combined with the Company.

     On October 31, 1996, the Company released Medical of $1,053,874 and Surgical of $357,224 of debt owed to the Company.

4.   Long Term Debt

     Long term debt consists of the following:

                                                       1996          1995
                                                       ----          ----

     Loan  payable to bank at prime plus 2%,
     guaranteed  by the Small  Business
     Administration  and collateralized by a
     general lien on the assets of Enpak
     Surgical Products,  Inc., with payments
     of principal and interest of $4,539
     per month, due March 2003                        $ -0-       $ 299,180

     Note payable to landlord for building
     renovations, payable $1,042 per month
     with no interest, due January, 1998                -0-         26,048

     Non-interest bearing loan from stock-
     holder, payable upon demand                        -0-         81,856

     Loans from stockholder and stock-
     holder-owned entities bearing interest
     at 10%, payable upon demand                        -0-        736,932
                                                      -----     ----------

     Total long term debt                               -0-      1,144,016

     Less current portion                               -0-         37,183
                                                      -----     ----------

                                                      $ -0-     $1,106,833
                                                      =====     ==========


     In August 1996, the loans from stockholder and stockholder-owned entities were exchanged for stock in the Company at the rate of one share for each thirty cents of debt.

     The remaining long term debt was eliminated in conjunction with the sale of Medical, as discussed in Note 2.

                              Med-Tex Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995

4.   Long Term Debt (continued)

     A $251,513 note payable to the former majority owner of Surgical was exchanged during 1995 for stock in the Company at the rate of one share for each dollar of debt.

     The demand notes held by stockholder and stockholder-owned entities have been included in long term debt since the financial condition of the Company at December 31, 1995 would indicate that repayment could not reasonably be expected at any particular future date.

5.   Long Term Lease

     Enpak Surgical Products, Inc. is obligated under a long term lease for 26,000 square feet of office and warehouse space in Salt Lake City, Utah. The facility is significantly underutilized since the termination of operations. The lease expires January 31, 2002. Upon the sale of Medical, as discussed in Note 2, this obligation was eliminated.

     In 1995, the Company sub-leased the majority of the office space for five years at $72,000 per year. The tenant spent significant amounts on renovations. The lease expires December 31, 1999.

     In September 1996, the Company sub-leased another portion of the office space for $43,200 per year.

     Rental expense through October 31, 1996 was $70,000 and was $84,000 for 1995.

6.   Related Party Transactions

     The Company and its subsidiaries were indebted to a stockholder and stockholder-owned entities at December 31, 1995 in the amount of $818,788. The loans are all demand notes; $736,932 bears interest at 10% and $81,856 is non-interest bearing. Accrued interest payable at December 31, 1995 is $77,061.

     On August 16, 1996, the Company issued 3,503,665 shares of common stock as payment of all related party loans and accrued interest outstanding.

     During 1995 the Company transferred all of its furniture and equipment to one of the stockholder-owned entities for a $78,548 reduction in loans and accrued interest. The Company realized a loss of $1,851 on the transaction.

                              Med-Tex Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995


7.   Supplemental Disclosures Of Cash Flow Information

                                                 1996           1995
                                             -----------     -----------
     Cash paid during the year for
     Interest                                $   17,343      $   89,164
     Income taxes                            $       -0-     $       -0-

     Non cash investing and financial activities

     During 1996, the Company issued common stock in satisfaction of certain debt of Surgical in the amount of $46,342.

     During 1996, the Company issued common stock in satisfaction of certain debt of Medical in the amount of $1,053,874.

     During 1995, the Company issued common stock in satisfaction of certain debt of Surgical in the amount of $310,882.

     During 1995, Surgical sold its equipment to a related party; the proceeds of $78,548 were applied against loans from Medical.