Form 10QSB
period 1997-03-31
MED TEX CORP
filed 1997-05-21
CIK 826405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to       .
                                              --------  -------


                         Commission File No. 33-18834-LA


                               MED-TEX CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                         87-0306464
---------------------------------              ---------------------------------
(State or other  jurisdiction of               (IRS Employer Identification No.)
incorporation  or  organization)


                     9025 South 700 West, Sandy, Utah 84070
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (801) 255-8500
                           ---------------------------
                           (Issuer's telephone number)



              2440 South Progress Drive, Salt Lake City, Utah 84119
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      -----  ---

     As of April 30, 1997, 9,391,964 shares of Common Stock of the issuer were outstanding.

                               MED-TEX CORPORATION

                                      INDEX


                                                                         Page
                                                                        Number
                                                                        ------

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated Balance Sheets - March 31, 1997 and
          December 31, 1996.............................................   1

          Unaudited Consolidated Statements of Operations - For
          the three months ended March 31, 1997 and 1996................   2

          Unaudited Consolidated Statements of Cash Flows - For
          the three months ended March 31, 1997 and 1996................   3

          Notes to Unaudited Consolidated Financial Statements..........   4

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................   5

PART II - OTHER INFORMATION.............................................   6

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      MED-TEX CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS

                                        March 31,             December 31,
                                          1997                     1996
                                      -----------             ------------
CURRENT ASSETS:
  Cash                                $         0              $         0
  Accounts receivable                           0                        0
  Inventory                                     0                        0
                                      -----------              -----------
         Total current assets                   0                        0
                                      -----------              -----------

PROPERTY AND EQUIPMENT
  Leasehold improvements                        0                        0
  Less accumulated depreciation                 0                        0
                                      -----------              -----------
  Net property and equipment                    0                        0

OTHER ASSETS
  Licenses and permits, net                     0                        0
  Goodwill, net                                 0                        0
  Deposits and other                            0                        0
                                      -----------              -----------
         Total other assets                     0                        0
                                      -----------              -----------

Total assets                          $         0              $         0
                                      ===========              ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                    $         0              $         0
  Accrued interest payable                      0                        0
  Current portion long term debt                0                        0
  Other accrued liabilities                     0                        0
                                      -----------              -----------
         Total current liabilities              0                        0

Long term debt                                  0                        0
                                      -----------              -----------

         Total liabilities                      0                        0

STOCKHOLDERS' EQUITY (Deficit):
  Common Stock, $.001 par value;
   50,000,000 shares authorized,
   9,391,964 shares issued and
   outstanding                              9,391                    9,391
  Additional paid in capital            2,490,024                2,490,024
  Accumulated deficit                  (2,499,415)              (2,499,415)
                                      -----------              -----------
         Total stockholders equity
         (deficit)                              0                        0
                                      -----------              -----------

Total liabilities and stockholder
 equity                               $         0              $         0
                                       ==========              ===========


           See accompanying notes to consolidated financial statements

                      MED-TEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                       FOR THE THREE MONTHS ENDED MARCH 31


                                             1997                       1996
                                           -------                       ----

Income from continuing operations       $       0             $        0

Loss from discontinued operations               0                (87,667)
                                        ---------             ----------

Net loss                                $       0             $  (87,667)
                                        =========             ==========

Net loss per share                      $    0.00             $     (.02)
                                        =========             ==========

Weighted average number of shares
 outstanding                            9,391,964              5,368,106
                                        =========             ==========


           See accompanying notes to consolidated financial statements

                      MED-TEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31


                                                                  1997         1996
                                                                 -----       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $   0       $(87,667)
  Adjustments to reconcile net loss
   to cash provided by (used in)
   operating activities
         Depreciation and amortization                               0         15,409
         Decrease in accounts receivable                             0          4,885
         Decrease (increase) in inventory                            0          1,944
         Increase in accounts payable                                0        (11,278)
         Increase in accrued interest payable                        0         19,179
                                                                 -----       --------

         Net cash provided by (used in) operating activities         0        (57,528)
                                                                 -----       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans from related parties                                         0         67,508
  Principal payment on loan                                          0        (10,555)
                                                                 -----       --------

         Net cash provided by (used in) financing activities         0         56,953
                                                                 -----       --------

  Increase (decrease) in cash                                        0           (575)
  Cash at beginning of period                                        0         18,130
                                                                 -----       --------
  Cash at end of period                                          $   0       $ 17,555
                                                                 =====       ========


           See accompanying notes to consolidated financial statements

                      MED-TEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


1. The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1996 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and footnotes thereto included in the Company's report on Form 10-KSB for the year ended December 31, 1996. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Results of Operations

     The Company liquidated all of its assets during 1996 and discontinued all operations during the fourth quarter of 1996. As a result, all operating results during 1996, including results for the quarter ended March 31, 1996, have been reclassified as discontinued operations. The Company reported a loss from discontinued operations, and a net loss, of $87,667. The Company had no operations during the quarter ended March 31, 1997 and, accordingly, had no revenues and no expenses. The Company's activities during the quarter ended March 31, 1997, and since such date, have consisted of efforts to identify and acquire an operating business.

Changes in Financial Condition, Liquidity and Capital Resources

     As a result of the liquidation of the Company's assets and conversion or satisfaction of liabilities during 1996, the Company had no assets and no liabilities at either December 31, 1996 or March 31, 1997.

     While the Company had no existing liabilities or capital requirements at March 31, 1997, the Company has no sources of available capital or commitments to provide capital. Management believes that certain affiliates will continue to advance funds to the Company in order to provide sufficient capital resources to fund its efforts to seek and acquire an operating business for the foreseeable future. However, there are no binding commitments or obligations to provide such funding. Without such funding, the Company will be unable to sustain its operations over the next twelve months.

                           PART II - OTHER INFORMATION

     None


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MED-TEX CORPORATION



Date:  May  19, 1997                      By:  /s/ K. Scott Crawford
                                             -----------------------------------
                                               K. Scott Crawford, President

                                          By:  /s/ Karen Polino
                                             -----------------------------------
                                               Karen Polino, Treasurer