Form 10QSB
period 1997-06-30
OPAL TECHNOLOGIES INC
filed 1997-09-22
CIK 826405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to               .
                                       ---------------  ---------------

                         Commission File No. 33-18834-LA


                             OPAL TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Nevada                                          87-0306464
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


         Suite 4704, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                  852-2541-1999
                           ---------------------------
                           (Issuer's telephone number)


                             Opal Technologies, Inc.
                     9025 South 700 West, Sandy, Utah 84070
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---

     As of September 1, 1997, 24,991,954 shares of Common Stock of the issuer were outstanding.

                             OPAL TECHNOLOGIES, INC.

                                      INDEX


                                                                          Page
                                                                         Number
                                                                         ------

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Unaudited Condensed Consolidated Balance Sheets -
          June 30, 1997 and December 31, 1996.........................      3

          Unaudited Condensed Consolidated Statements of Operations -
          For the three months and six months ended June 30, 1997
          and 1996....................................................      4

          Unaudited Condensed Consolidated Statements of Cash
          Flows - For the six months ended June 30, 1997 and 1996.....      5

          Notes to Unaudited Consolidated Financial Statements........      6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................      7

PART II.  OTHER INFORMATION...........................................      9

          SIGNATURES...................................................     9

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET


                                                                        June 30      December 31
                                                                         1997           1996
                                                                    ------------     -----------
                                                                        US$`000        US$`000
                                                                    ------------     -----------
CURRENT ASSETS:
         Cash                                                           $ 1,522        $    67
         Accounts receivable                                              2,047            537
         Inventories                                                      1,109            835
         Due from related company/director                                    -             91
         Prepayments, etc.                                                   60             19
                                                                        -------        -------
                  Total current assets                                    4,738          1,549

Property, plant and equipment, net                                        8,933          8,788

Licensing costs, net                                                        930            962
Goodwill, net                                                               191            196
                                                                        -------        -------
                  Total assets                                           14,792         11,495
                                                                        =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts Payable                                                   633            814
         Accrued Expenses                                                   300            188
                                                                        -------        -------
                  Total current liabilities                                 933          1,002

Loans from PRC joint venture                                                  -            122
Loans from parent company                                                 9,250          7,044
                                                                        -------        -------
                  Total liabilities                                      10,183          8,168
                                                                        -------        -------
Minority interest                                                         3,873          2,806
                                                                        -------        -------
Shareholder equity

         Common stock; $0.001 par value; 49,000,000 shares
         authorized, 13,591,964 issued and outstanding shares                14             14
         Preferred stock, $0.001 par value; 1,000,000 shares
         authorized, 100,000 issued and outstanding shares                    -              -
         Additional paid-in capital                                         989            989
         Cumulative translation adjustments                                 (71)           (49)
         Retained earnings                                                 (196)          (433)
                                                                        -------        -------
                   Total shareholders' equity                               736            521
                                                                        -------        -------
Total liabilities and shareholders' equity                              $14,792        $11,495
                                                                        =======        =======


            See Notes to Unaudited Consolidated Financial Statements

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       For the three months         For the six months
                                                              ended                         ended
                                                             June 30,                      June 30,
                                                       -----------------------     ------------------------
                                                          1997          1996          1997          1996
                                                       ----------    ----------    ----------    ----------
                                                        US$`000        US$`000      US$`000       US$`000
                                                       ----------    ----------    ----------    ----------
Net Sales                                              $    1,449      $      -    $    1,938    $        -
Cost of Goods Sold                                           (950)            -        (1,217)            -
                                                       ----------    ----------    ----------    ----------
Gross Profit                                                  499             -           721             -
General and administrative expenses                          (227)          (37)         (443)          (59)
                                                       ----------    ----------    ----------    ----------
Income/(Loss) from continuing operations                      272           (37)          278           (59)
Loss from discontinuing operations                              -           (78)            -          (166)
                                                       ----------    ----------    ----------    ----------
        Income/(Loss) before minority interest                272          (115)          278          (225)
Minority interest                                             (54)            -           (41)            -
                                                       ----------    ----------    ----------    ----------
Net income/(loss)                                             218          (115)          237          (225)
                                                       ==========    ==========    ==========    ==========
Weighted Average Number of Shares Outstanding          13,591,964    13,591,964    13,591,964    13,591,964
                                                       ==========    ==========    ==========    ==========
Net Income (Loss) Per Share                                  0.02         (0.01)         0.02         (0.02)
                                                       ==========    ==========    ==========    ==========


            See Notes to Unaudited Consolidated Financial Statements

                                              OPAL TECHNOLOGIES, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        For the six months ended
                                                                               June 30,
                                                                        ------------------------
                                                                         1997            1996
                                                                        -------         -------
                                                                        US$`000         US$`000
                                                                        -------         -------
Cash flow from operating activities

Net income/(loss)                                                       $   237         $  (225)
Adjustments to reconcile net income to net cash                               -               -
        provided by/(used in) operating activities                            -               -
        Depreciation of property, machinery & equipment                      40              26
        Amortization of good will                                             5               -
        Amortization of licensing costs                                      32               -
        Minority interest                                                 1,067               -
                                                                        -------         -------
                                                                        $ 1,381         $  (199)
(Increase)/Decrease in operating assets
        Inventories, net                                                   (274)           (291)
        Accounts receivable, net                                         (1,510)              9
        Prepayments, and other current assets                               (41)            (10)
        Due from related company                                             91               -
(Decrease)/Increase in operating liabilities
        Accounts payable                                                   (181)             (2)
        Accrued expenses                                                    112              19
                                                                        -------         -------
              Net cash provided by/(used in) operating activities       $  (422)        $  (474)
Cash flows from investing activities
Acquisition of property, machinery & equipment                             (185)           (479)
Effect of translation adjustment                                            (22)           (252)
                                                                        -------         -------
              Net cash provided by/(used in) investing activities       $  (207)        $  (731)
Cash flows from financing activities
        Increase in loans from related companies                          2,084           1,168
        Repayment of loans                                                    -             (25)
        Issuance of common shares                                             -              50
                                                                        -------         -------
              Net cash provided by/(used in) financing activities         2,084           1,193
Net increase/(decrease) in cash and bank deposits                         1,455             (12)
Cash and bank deposits as of beginning of period                             67              19
                                                                        -------         -------
Cash and bank deposits as of end of period                              $ 1,522         $     7
                                                                        =======         =======


            See Notes to Unaudited Consolidated Financial Statements

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                         NOTE TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS


1. The interim financial statements were prepared pursuant to the requirements for reporting on Form 10- QSB. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-KSB for the year ended December 31, 1996. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

2. The acquisition of two operating companies by the Company on June 6, 1997 was treated as a recapitalization of the acquired companies with the acquired entities considered the acquirer (a reverse acquisition). Accordingly, the historical consolidated financial statements of the Company prior to June 6, 1997 are those of the combined financial statements of two acquired companies. The shareholders equity of the Company as of December 31, 1996 has been retroactively restated to reflect the one for ten reverse stock split, the reauthorization of 50,000,000 shares of common stock and the issuance of Series A preferred stock.

MATERIAL CHANGES IN RESULTS OF OPERATIONS (US$`000)

Three  Months  Ended June 30, 1997  Compared to the Three  Months Ended June 30,
1996.

Net Sales. Net sales for the three months ended June 30, 1997 increased by $1,449 from $0 for the three months ended June 30, 1996. This increase is the result of the Company beginning the commercial production and sale of fertilizer.

Gross Profits. Gross profits for the three months ended June 30, 1997 increased by $499 from $0 for the three months ended June 30, 1996. This increase is the result of the Company beginning the commercial production and sale of fertilizer.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 1997 increased by $190 or 513.5% to $227 from $37 for the three months ended June 30, 1996. This increase resulted from the Company staffing its operations to begin the commercial production and sale of fertilizer.

Net Income. Net income for the three months ended June 30, 1997 increased by $333 to $218 from a loss of $115 for the three months ended June 30, 1996. This increase is the result of the Company beginning the commercial production and the sale of fertilizer. This increase is partially attributable to a loss of $78 from discounted operations in the corresponding period of the prior year and $54 of net income attributable to the minority interest. There was no minority interest for the corresponding period of the prior year.

Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30, 1996.

Net Sales. Net sales for the six months ended June 30, 1997 increased by $1,938 from $0 for the six months ended June 30, 1996. This increase is the result of the Company beginning the commercial production and sale of fertilizer.

Gross Profit. Gross profits for the six months ended June 30, 1997 increased by $ 721 from $0 for the six months ended June 30, 1996. This increase is the result of the Company beginning the commercial production and sale of fertilizer..

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 1997 increased by $387 or 655% to $443 from $59. This increase resulted from the Company staffing its operations to begin the commercial production and sale of fertilizer.

Net Income. Net income for the six months ended June 30, 1997 increased by $462 ($503 before minority interest) to $237 from a loss of $225 for the six months ended June 30, 1996. This increase is the result of the Company beginning the commercial production and trading of fertilizer. This increase is partially attributable to a loss of $166 from discounted operations in the corresponding period of the prior year and $41 of net income attributable to the minority interest. There was no minority interest for the corresponding period of the prior year.

Changes in Financial Condition, Liquidity and Capital Resource.

For the past twelve months, the Company has funded its operations and capital requirements with loans from an affiliated company and the sale of common stock. As of June 30, 1997, the Company had cash of $1,522 and working capital of $3,805.

Net cash used in from operating activities decreased to $(422) from $(474) for the six months ended June 30, 1997 and 1996, respectively. The decrease resulted from profitable operations but was offset by increases in receivables and inventory and a decrease in accounts payable and accrued expenses.

Net cash used in investing activities decreased to $(207) from $(731) for the six months ended June 30, 1997 and 1996 respectively. This decrease resulted from less dollars being expended for the acquisition of machinery and equipment and less of an effect from translation adjustments.

Net cash provided by financing activities increased to $2,084 from $1,193 for the six months ended June 30, 1997 and 1996, respectively. This increase is attributable to an increase in loans from a related company.

At June 30, 1997, the Company had long-term debt of $9,250 all payable to the parent company. It is anticipated that this debt will be converted to equity during the quarter ended September 30, 1997.

On July 1, 1997 the Company issued 15,600,000 shares of common stock for $7,800. These funds will be used for working capital and the acquisition of additional property, plant and equipment and further acquisitions and investments. With the capitalization of the loan from its affiliate and the funds from the sale of shares, the Company believes it has sufficient working capital for the next twelve months.

New Production Facilities: On August 8, a new production facility in Beijing under the management of the Company's Beijing joint-venture subsidiary was commissioned.

The Joint-venture is also constructing another production facility in Beijing. It is expected that this new facility will be completed by the end of 1997 with a production capacity of about 75,000 metric tons of organic fertilizer granules.

                           PART II - OTHER INFORMATION

     None


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        OPAL TECHNOLOGIES, INC.


Date: September 19, 1997                By:  /s/ illegible
                                           -------------------------------------
                                           John K. C. Koon
                                           President and Chief Executive Officer



Dated: September 19, 1997               By:  /s/ illegible
                                           -------------------------------------
                                           Kings Poon
                                           Chief Financial Officer