Form 10QSB
period 1997-09-30
OPAL TECHNOLOGIES INC
filed 1997-11-18
CIK 826405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                       Commission File Number 33-18834-LA


                             OPAL TECHNOLOGIES, INC.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                        87-0306464
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


         Suite 4704, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                  852-2541-1999
                           ---------------------------
                           (Issuer's telephone number)

                                      N/A
--------------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No
                          ---  ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

       Class                    Shares Outstanding                   Date
       -----                    ------------------                   ----
Common, $.001 par value             35,991,954                  November 1, 1997

                             OPAL TECHNOLOGIES, INC.
                                   FORM 10-QSB
                                      INDEX
                                                                          Page
                                                                          ----
                         PART I - FINANCIAL INFORMATION

ITEM 1 . Financial Statements

          Consolidated Balance Sheets as of September 30, 1997 and
          December 31, 1996...............................................  3

          Consolidated Statements of Operations for the three
          and nine months ended September 30, 1997 and 1996...............  4

          Consolidated Statements of Cash Flows for the nine
          months ended September 30, 1997 and 1996........................  5

          Notes to Consolidated Financial Statements......................  6

ITEM 2.  Management's Discussion and Analysis or Plan of Operations.......  7

                           PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.................................  9

SIGNATURES................................................................  9

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET


                                                                                          September 30            December 31
                                                                                              1997                   1996
                                                                                       ------------------      -----------------
                                                                                            US$`000                 US$`000
                                                                                       ------------------      -----------------
CURRENT ASSETS:
         Cash                                                                                      $1,022                  $ 835
         Accounts receivable                                                                        2,427                    537
         Inventories                                                                                  539                     19
         Due from related company/director                                                            555                     91
         Prepayments, etc.                                                                            331                     67
                                                                                       ------------------      -----------------
                  Total current assets                                                              4,874                  1,549
Property, plant and equipment, net                                                                 10,550                  8,788
Licensing costs, net                                                                                  917                    962
Goodwill, net                                                                                         190                    196
                                                                                       ------------------      -----------------
                  Total assets                                                                   $ 16,531               $ 11,495
                                                                                       ==================      =================
LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
         Accounts Payable                                                                             921                    814
         Accrued Expenses                                                                             393                    188
                                                                                       ------------------      -----------------
                  Total current liabilities                                                         1,314                  1,002
Loans from PRC joint venture                                                                            -                    122
Loans from parent company                                                                              74                  7,044
                                                                                       ------------------      -----------------
                  Total liabilities                                                                 1,388                  8,168
                                                                                       ------------------      -----------------
Minority interest                                                                                   3,790                  2,806
                                                                                       ------------------      -----------------
Shareholder equity
         Common  stock;   $0.001  par  value;   49,000,000  shares   authorized,
         35,991,954 and 13,591,964 issued and outstanding shares respectively
         Preferred stock, $0.001 par value; 1,000,000 shares authorized, 100,000                       36                     14
         issued and outstanding shares                                                                  -                      -
         Additional paid-in capital                                                                12,167                    989
         Cumulative translation adjustments                                                          (69)                   (49)
         Retained earnings                                                                          (781)                  (433)
                                                                                       ------------------      -----------------
                   Total shareholders' equity                                                      11,353                    521
                                                                                       ------------------      -----------------
Total liabilities and shareholders' equity                                                       $ 16,531               $ 11,495
                                                                                       ==================      =================


            See Notes to Unaudited Consolidated Financial Statements

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        For the three months                      For the nine months
                                                                ended                                    ended
                                                            September 30,                            September 30,
                                                 -----------------------------------      -----------------------------------
                                                      1997                1996                 1997                 1996
                                                 --------------      ---------------      --------------       --------------
                                                    US$`000              US$`000             US$`000              US$`000
                                                 --------------      ---------------      --------------       --------------
Net Sales                                                  $932               $   89              $2,870               $   89
Cost of Goods Sold                                         (733)                 (28)             (1,950)                 (28)
                                                 --------------      ---------------      --------------       --------------
   Gross Profit                                             199                   61                 920                   61
General and administrative expenses                        (796)                (127)             (1,239)                (186)
Interest Income                                               4                    -                   4                    -
                                                 --------------      ---------------      --------------       --------------
   Income/(Loss) before income taxes                       (593)                 (66)               (315)                (125)
Provision for income taxes                                    -                    -                   -                    -
                                                 --------------      ---------------      --------------       --------------
   Income/(Loss) from continuing
   operations                                              (593)                 (66)               (315)                (125)
   Loss from discontinuing operations                         -                  (57)                  -                 (223)
                                                 --------------      ---------------      --------------       --------------
   Income/(Loss) before minority interest                  (593)                (123)               (315)                (348)
Minority interest                                             8                    -                 (33)                   -
                                                 --------------      ---------------      --------------       --------------
   Net income/(loss)                                      $(585)               $(123)              $(348)               $(348)
                                                 ==============      ===============      ==============       ==============
Weighted Average Number of Shares
Outstanding                                          25,231,084              939,186           8,929,381              939,186
                                                 ==============      ===============      ==============       ==============
Net Income (Loss) Per Share                            $  (0.02)             $ (0.13)            $ (0.04)             $ (0.37)
                                                 ==============      ===============      ==============       ==============


            See Notes to Unaudited Consolidated Financial Statements

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   For the nine months ended
                                                                                         September 30,
                                                                        -----------------------------------------------
                                                                                1997                      1996
                                                                        --------------------      ---------------------
                                                                              US$`000                    US$`000
                                                                        --------------------      ---------------------
Cash flow from operating activities
Net income/(loss)                                                                    $  (315)                    $ (348)
Adjustments to reconcile net income to net cash provided by/(used
   in) operating activities
        Depreciation of property, machinery & equipment                                   41                          4
        Amortization of good will                                                          6                         23
        Amortization of licensing costs                                                   45                       (906)
        Minority interest                                                                (33)                         -
(Increase)/Decrease in operating assets
        Inventories, net                                                                (187)                      (261)
        Accounts receivable, net                                                      (1,890)                        17
        Prepayments, and other current assets                                           (520)                       (40)
        Due from related company                                                        (464)                         -
(Decrease)/Increase in operating liabilities                                               -                          -
        Accounts payable                                                                 107                        (48)
        Accrued expenses                                                                 206                         76
                                                                        --------------------      ---------------------
              Net cash provided by/(used in) operating activities                     (3,004)                    (1,483)
                                                                        --------------------      ---------------------
Cash flows from investing activities
Acquisition of property, machinery & equipment                                        (1,803)                      (359)
Effect of translation adjustment                                                         (20)                         -
                                                                        --------------------      ---------------------
              Net cash provided by/(used in) investing activities                     (1,823)                      (359)
                                                                        --------------------      ---------------------
Cash flows from financing activities
        Minority interest capital injection                                              984                          -
        Issuance of common shares                                                      5,700                          -
        Decrease in loans from related companies                                      (1,593)                     1,830

                                                                        --------------------      ---------------------
              Net cash provided by/(used in) financing activities                      5,091                      1,830
                                                                        --------------------      ---------------------
Net increase/(decrease) in cash and bank deposits                                        264                        (12)
Cash and bank deposits as of beginning of period                                          67                         18
                                                                        --------------------      ---------------------
Cash and bank deposits as of end of period                                           $   331                      $   6
                                                                        ====================      =====================
Supplemental disclosure of noncash financing activities:
        Conversion of loans from parent company to common stock                      $ 7,600                          -
                                                                        ====================      =====================


            See Notes to Unaudited Consolidated Financial Statements

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS



1.   INTERIM PRESENTATION

     The interim financial statements were prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1996 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-KSB for the year ended December 31, 1996. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

2.   ACQUISITION OF OPERATING BUSINESSES

     The acquisition of Opal Agriculture Development Limited and Triple Star Holding Limited by the Company on June 6, 1997 was treated as a recapitalization of the acquired companies with the acquired entities considered the acquirer (a reverse acquisition). Accordingly, the historical consolidated financial statements of the Company prior to June 6, 1997 are those of the combined financial statements of two acquired companies. The shareholders equity of the Company as of December 31, 1996 has been retroactively restated to reflect the one for ten reverse stock split, the reauthorization of 50,000,000 shares of (49,000,000 common shares and 1,000,000 preferred shares) and the issuance of Series A preferred stock. The Series A preferred stock has a vote on all corporate matters equal to thirty percent of the total vote, is not subject to redemption and has a liquidation preference of $.001 per share.

3.   SALE OF COMMON STOCK

     On July 1, 1997 the Company sold 11,400,000 shares of common stock for $5,700,000. These shares were sold purusant to Regulation S of the Securities Act of 1933, as amended.

4.   CONVERSION OF PARENT LOANS TO EQUITY

     On July 1, 1997 and September 29, 1997 the Company capitalized loans and advances from the parent company of $2,100,000 and $5,500,000 for 4,200,000 shares of common stock and 11,000,000 shares of common stock, respectively.

5.   MINORITY INTEREST

     The minority interest reflects the 45% interest held by a non-related party in Beijing Opal Agriculture Biochemistry, Co. Ltd., a PRC joint-venture engaged in the manufactur and production of organic agricultural fertilizer.

Item 2. Management's Discussion and Analysis or Plan of Operations

Material Changes in Results of Operations

In June of 1997, the Company acquired the operations of OpalAgriculture Development Limited ("OAD") and Triple Star Holding Limited ("Triple Star"). Prior to the acquisition of OAD and Triple Star, the Company had no operations. OAD and Triple Star are engaged in the production and sale of fertilizer in the People's Republic of China and had limited operations during 1996. The financial statements of the Company and the following discussion includes the operations of OAD and Triple Star for all periods presented.

Three Months Ended September 30, 1997 Compared to the Three Months Ended September 30, 1996.

Net Sales. Net sales for the three months ended September 30, 1997 increased by $843,000 to $932,000 from $89,000 for the three months ended September 30, 1996. This increase is the result of the Company beginning the commercial production and sale of fertilizer.

Gross Profits. Gross profits for the three months ended September 30, 1997 increased by $138,000 to $199,000 from $61,000 for the three months ended
September 30, 1996. This increase is the result of the Company beginning the commercial production and sale of fertilizer.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 1997 increased by $669,000 or 626.77% to $796,000 from $127,000 for the three months ended September 30, 1996. This increase resulted mainly from a management fee of $530,000 charged by the parent company in the quarterly period ended September 30, 1997.

Net Loss. The net loss for the three months ended September 30, 1997 increased by $462,000 to $593,000 from $123,000 for the three months ended September 30, 1996. This increase is primarily attributable to a management fee of $530,000 charged by the parent company in the period ended September 30, 1997.

Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996.

Net Sales. Net sales for the nine months ended September 30, 1997 increased by $2,781,000 to $2,870,000 from $89,000 for the nine months ended September 30, 1996. This increase is the result of the Company beginning the commercial production and sale of fertilizer.

Gross Profit. Gross profits for the nine months ended September 30, 1997 increased by $859,000 to $920,000 from $61,000 for the nine months ended
September 30, 1996. This increase is the result of the Company beginning the commercial production and sale of fertilizer.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 1997 increased by $1,053,000 or 566.13% to $1,239,000 from $186,000. This increase resulted from the Company staffing its operations to begin the commercial production and sale of fertilizer and from a management fee of $530,000 charged by the parent company.

Net Loss. The net loss for the nine months ended September 30, 1997 was $348,000, identical with that for the nine months ended September 30, 1996. The loss for the nine months ended September 30, 1997 was due to the expenses incurred by the subsidiaries for the production and sales of fertilizer and the management fee charged by the parent company. The loss for the corresponding period of 1996 was the result of a trading loss of $125,000 and the loss of $233,000 from discontinued operations.

Changes in Financial Condition, Liquidity and Capital Resources.

        For the past twelve months, the Company has funded its operations and capital requirements with loans from the parent company and the sale of common stock. As of September 30, 1997, the Company had cash of $1,022,000 and working capital of $3,560,000 as compared to a cash balance of $835,000 and working capital of $547,000 at December 31, 1996.

        Net cash used in operating activities increased to $3,004,000 from $1,483,000 for the nine months ended September 30, 1997 and 1996, respectively. This increase resulted from the loss for the period, increases in accounts receivable inventories and other operating assets acquired in connection with the commencement of commercial fertilizer operations and was partially offset by an increase in accounts payable and accrued expenses.

        Net cash used in investing activities increased to $1,823,000 from $359,000 for the nine months ended September 30, 1997 and 1996 respectively. This increase resulted from the acquisition of machinery and equipment to support commercial fertilizer operations.

        Net cash provided by financing activities increased to $5,091,000 from $1,830,000 for the nine months ended September 30, 1997 and 1996, respectively. This increase is attributable to the issuance of common shares for $5,700,000 and the injection of capital by the minority interest ($984,000), which was partially offset by the repayment of debt to the parent company.

        At September 30, 1997, the Company had long-term debt of $74,000 all payable to the parent company.

        On July 1, 1997 the Company issued 11,400,000 shares of common stock for $5,700,000 and 4,200,000 shares of common stock for the cancellation of a promisorry note of $2,100,000. On September 29, 1997, an additional $5,500,000 of the loan from the parent company was capitalized in exchange for 11,000,000 shares of common stock. These funds have been used for working capital and the acquisition of additional property, plant and equipment. With the capitalization of the loan from its parent and the funds from the sale of shares, the Company believes it has sufficient working capital for the next twelve months.

        On August 8, a new production facility in Beijing under the management of the Company's Beijing joint-venture subsidiary was commissioned. The Joint-venture is also constructing an additional production facility in Beijing. It is expected that this new facility will be completed by the end of calendar year 1997, and have a production capacity of approximately 75,000 metric tons of organic fertilizer granules. The Company has minimal remaining funding obligations for this new production facility.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

          1. Form 8-K of the Company dated July 1, 1997 reporting under Item 9 the sale of shares pursuant to Regulation S.



                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           OPAL TECHNOLOGIES, INC.


Date: November 18, 1997                By:  /s/ John K. C. Koon
                                          --------------------------------------
                                           John K. C. Koon
                                           President and Chief Executive Officer



Dated: November 18, 1997               By:  /s/ Kenneth Poon
                                          --------------------------------------
                                            Kenneth Poon
                                            Chief Financial Officer