Form 10QSB/A
period 1997-09-30
OPAL TECHNOLOGIES INC
filed 1997-12-15
CIK 826405

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   FORM 10-QSB/A
                                  Amendment No. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

                                         OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
      1934

                For the transition period from__________to__________.

                         Commission File Number 33-18834-LA

                                OPAL TECHNOLOGIES, INC.
          (Exact name of small business issuer as specified in its charter)

               Nevada                                   87-0306464
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

           Suite 4704, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong
                      (Address of principal executive offices)

                                   852-2541-1999
                            (Issuers telephone number)


                                       N/A
            ---------------------------------------------------------
            (Former name,  former  address and formal fiscal year, if
             changed since last report)

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

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date.

          Class            Shares Outstanding             Date
 Common, $.001 par value       35,991,954           November 1, 1997

                               OPAL TECHNOLOGIES, INC.
                                     FORM 10-QSB
                                        INDEX
                                                                            Page
                           PART I - FINANCIAL INFORMATION

ITEM 1 .  Financial Statements

         Consolidated Balance Sheets as of September 30, 1997 and
         December 31, 1996.................................................    3

         Consolidated  Statements of Operations  for the three and nine months
         ended September 30, 1997 and 1996.............................        4

         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 1997 and 1996.......................................    5

         Notes to Consolidated Financial Statements........................    6

ITEM 2.  Managements Discussion and Analysis or Plan of Operations........     7

                             PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K..................................    9

SIGNATURES.................................................................    9

                          PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                      OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                        UNAUDITED CONSOLIDATED BALANCE SHEET


                                                     September 30    December 31
                                                         1997           1996
                                                     ------------    -----------
                                                        US$`000         US$`000
                                                     ------------    -----------

CURRENT ASSETS:
      Cash                                            $       331       $    67
      Accounts receivable                                   2,427           537
      Inventories                                           1,022           835
      Due from related company/director                       555            91
      Prepayments, etc.                                       539            19
                                                        ----------    ---------
            Total current assets                            4,874         1,549
Property, plant and equipment, net                         10,550         8,788
Licensing costs, net                                          917           962
Goodwill, net                                                 190           196
                                                       ------------   ---------
            Total assets                                 $ 16,531       $ 1,495
                                                       ============   =========
LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities:
      Accounts Payable                                        921           814
      Accrued Expenses                                        393           188
                                                        -----------   ---------
            Total current liabilities                       1,314         1,002
Loans from PRC joint venture                                    -           122
Loans from parent company                                      74         7,044
                                                       ------------   ---------
            Total liabilities                               1,388         8,168
                                                       ------------   ---------
Minority interest                                           3,790         2,806
                                                       ------------   ---------
Shareholder equity
  Common stock; $0.001 par value; 49,000,000 shares
   authorized,35,991,954 and 13,591,964 issued and
   outstanding shares respectively
      Preferred stock, $0.001 par value; 1,000,000
      shares authorized, 100,000                              36            14
      issued and outstanding shares                            -             -
      Additional paid-in capital                          12,167           989
       Cumulative translation adjustments                    (69)          (49)
       Retained earnings                                    (781)         (433)
                                                      -----------    ----------
             Total shareholders equity                    11,353            521
                                                      -----------    ----------
Total liabilities and shareholders equity               $ 16,531       $ 11,495
                                                      ===========    ==========


              See Notes to Unaudited Consolidated Financial Statements
                                          3

                      OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                For the three months         For the nine months
                                        ended                       ended
                                     September 30,               September 30,
                               ---------------------     -----------------------
                                 1997          1996          1997          1996
                              --------     ---------     ---------     ---------
                               US$`000       US$`000       US$`000       US$`000

Net Sales                      $   932        $   89        $2,870       $   89
Cost of Goods Sold                (733)          (28)       (1,950)         (28)
                              ---------     ---------     ---------    ---------
  Gross Profit                     199            61           920           61
General and administrative
  expenses                        (796)         (127)       (1,239)        (186)
Interest Income                      4             -             4            -
                              ---------     ---------     ---------    ---------
  Income/(Loss) before income
    taxes                         (593)          (66)         (315)        (125)
Provision for income taxes           -             -             -            -
                              ---------     ---------     ---------    ---------
  Income/(Loss) from continuing
    operations                    (593)          (66)         (315)        (125)
  Loss from discontinuing
    operations                       -           (57)             -        (223)
                              ---------     ---------     ---------    ---------
  Income/(Loss) before minority
    interest                      (593)         (123)         (315)        (348)
Minority interest                    8             -           (33)           -
                              ---------     ---------     ---------    ---------
  Net income/(loss)              $(585)        $(123)        $(348)       $(348)
                              =========     =========     =========    =========
Weighted Average Number of
Shares Outstanding          25,231,084       939,186     8,929,381      939,186
                            ==========     =========     =========    =========
Net Income (Loss) Per Share $    (0.02)    $   (0.13)   $    (0.04)    $  (0.37)
                            ===========   ===========   ===========   ==========


              See Notes to Unaudited Consolidated Financial Statements
                                          4

                      OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    For the nine months ended
                                                          September 30,
                                               --------------------------------
                                                    1997              1996
                                               --------------    --------------
                                                  US$`000           US$`000
                                               --------------    --------------

Net income/(loss)                                $    (315)       $    (348)
Adjustments to reconcile net income to net cash
provided by/(used in) operating activities
     Depreciation of property, machinery & equipment    41                4
     Amortization of good will                           6               23
     Amortization of licensing costs                    45             (906)
     Minority interest                                 (33)               -
(Increase)/Decrease in operating assets
     Inventories, net                                 (187)            (261)
     Accounts receivable, net                       (1,890)              17
     Prepayments, and other current assets            (520)             (40)
     Due from related company                         (464)               -
(Decrease)/Increase in operating liabilities             -                -
     Accounts payable                                  107              (48)
     Accrued expenses                                  206               76
                                                 ----------      -----------
        Net cash provided by/(used in)
        operating activities                        (3,004)          (1,483)
                                                 ----------      -----------
Cash flows from investing activities
Acquisition of property, machinery & equipment      (1,803)            (359)
Effect of translation adjustment                       (20)               -
                                                 ----------      -----------
        Net cash provided by/(used in)
        investing activities                        (1,823)            (359)
                                                 ----------      -----------
Cash flows from financing activities
     Minority interest capital injection               984                -
     Issuance of common shares                       5,700                -
     Decrease in loans from related companies       (1,593)           1,830
                                                 ----------      -----------
        Net cash provided by/(used in)
        financing activitities                       5,091            1,830
                                                 ----------      -----------
Net increase/(decrease) in cash and bank deposits      264              (12)
Cash and bank deposits as of beginning of period        67               18
                                                 ----------      -----------
Cash and bank deposits as of end of period          $  331          $     6
                                                 ==========      ===========
Supplemental disclosure of noncash financing
activities:
     Cancellation of promissory note for share
     capitalization of loans from parent company   $ 2,100                -
                                                 ==========      ===========


              See Notes to Unaudited Consolidated Financial Statements

                      OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO UNAUDITED CONSOLIDATED
                                FINANCIAL STATEMENTS


1.   INTERIM PRESENTATION

The interim financial statements were prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1996 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Companys report on Form 10-KSB for the year ended December 31, 1996. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

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

4.   CONVERSION OF PARENT LOANS TO EQUITY

On July 1, 1997 the Company issued 4,200,000 shares of common stock for the cancellation of a promissory note of $2,100,000. On September 29, 1997, an additional $5,500,000 of the loan from the parent company was capitalized in exchange for 11,000,000 shares of common stock.

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

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 1997 increased by $669,000 or 526.77% to $796,000 from $127,000 for the three months ended September 30, 1996. This increase resulted mainly from a management fee of $530,000 charged by the parent company for the nine months ended September 30, 1997.

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

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 1997 increased by $1,053,000 or 566.13% to $1,239,000 from $186,000. This increase resulted from the Company staffing its operations to begin the commercial production and sale of fertilizer and from a management fee of $530,000 charged by the parent company for the nine months ended September 30, 1997.

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

Changes in Financial Condition, Liquidity and Capital Resources.

     For the past twelve months, the Company has funded its operations and capital requirements with loans from the parent company and the sale of common stock. As of September 30, 1997, the Company had cash of $331,000 and working capital of $3,560,000 as compared to a cash balance of $67,000 and working capital of $547,000 at December 31, 1996.

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

     On August 8, a new  production  facility in Beijing under the management of
the  Companys   Beijing   joint-venture   subsidiary  was   commissioned.   The
Joint-venture is also constructing an additional production facility in Beijing. It is expected that this new facility will be completed by the end of calendar year 1997, and have a production capacity of approximately 75,000 metric tons of organic fertilizer granules. The Company has minimal remaining funding obligations for this new production facility.

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


                                          OPAL TECHNOLOGIES, INC.


Date: December 15, 1997                By: /s/ John K.C. Koon
                                           ---------------------------
                                              John K. C. Koon
                                              President and Chief Executive
                                              Officer



Dated: December 15, 1997               By: /s/ Kenneth Poon
                                           --------------------------
                                              Kenneth Poon
                                              Chief Financial Officer