Form 10KSB
period 1997-12-31
OPAL TECHNOLOGIES INC
filed 1998-04-22
CIK 826405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year-ended December 31, 1997

[ ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________.

                         Commission File No. 33-18834-LA

                             OPAL TECHNOLOGIES, INC.
                         -------------------------------
                 (Name of small business issuer in its charter)

        Nevada                                                  87-0306463
------------------------                                  --------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)

         Suite 4704, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong
     -------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code: 011-852-2541-1999

Securities Registered Pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
     Title of Each Class                              on Which Registered
     -------------------                            ------------------------
           None                                               None

Securities Registered Pursuant to Section 12(g) of the Act:

                                      None
                                   ----------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90)
days. Yes   X    No
           ---     ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year were $4,532,000.

     As of April 15, 1998, 35,911,964 shares of common stock of the Registrant were outstanding. As of such date, the aggregate market value of the common stock held by non-affiliates, based on the closing bid price on the NASD Bulletin Board, was approximately $12,214,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) have been incorporated by reference in this report.

     Transitional Small Business Disclosure Format: Yes    No  X
                                                       ---    ---

                                TABLE OF CONTENTS

                                                                          Page
                                                                         ------

PART I

       ITEM 1.     DESCRIPTION OF BUSINESS................................    3
       ITEM 2.     DESCRIPTION OF PROPERTIES..............................    6
       ITEM 3.     LEGAL PROCEEDINGS......................................    6
       ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
                   OF SECURITY HOLDERS....................................    6

PART II

       ITEM 5.     MARKET FOR COMMON EQUITY AND
                   RELATED STOCKHOLDER MATTERS............................    7
       ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS...................    7
       ITEM 7.     FINANCIAL STATEMENTS...................................   11
       ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE.................   11

PART III

       ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                   AND CONTROL PERSONS; COMPLIANCE WITH
                   SECTION 16(a) OF THE EXCHANGE ACT......................   11
       ITEM 10.    EXECUTIVE COMPENSATION.................................   12
       ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                   OWNERS AND MANAGEMENT..................................   13
       ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........   13
       ITEM 13.    EXHIBITS AND REPORTS OF FORM 8-K.......................   13

                   SIGNATURES.............................................   14

                   FINANCIAL STATEMENTS...................................  F-1

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     This Form 10-KSB contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 10 of this Form 10- KSB.

Background

     Opal Technologies, Inc. (the "Company") was incorporated in the State of Nevada May 14, 1987 under the name of Sportsland Sales, Inc. Following the acquisition of Enpak Medical Corporation and its subsidiary, Enpak Surgical Products, Inc. in 1994, the Company changed its name to Med-Tex Corporation. The Enpak companies were engaged in assembling and marketing custom and standard surgical kits used in diagnostic and surgical procedures. On October 31, 1996, the Company disposed of its entire interest in the Enpak companies for $1.00. From October 31, 1996 to June 6, 1997 the Company was dormant. On May 14, 1997, in anticipation of an acquisition, Med-Tex Corporation changed its name to Opal Technologies, Inc. and affected an one for ten reverse stock split, re-classified its authorized share capital of 50,000,000 shares of Common Stock, par value $.001 each into 49,000,000 shares of Common Stock par value $.001 each and 1,000,000 shares of Preferred Stock, par value $.001 each.

     On June 6, 1997, the Company entered into an agreement with Bestalong Group, Inc. ("Bestalong"; a company incorporated in the British Virgin Islands) to acquire from Bestalong a 100% interest in Triple Star Holdings Limited ("TSH"; a company incorporated in the British Virgin Islands) and a 100% interest in Opal Agriculture Development Limited ("OAD"; a company incorporated in the British Virgin Islands) by (i) issuing to Bestalong 8,452,768 shares of post reverse common stock and 100,000 shares of Series A preferred stock, and
(ii) assuming Bestalong's liabilities in the form of a promissory note of US$2,100,000, which was subsequently canceled by the issuance of 4,200,000 shares of post reverse common stock. Bestalong is beneficially controlled by Mr. John K.C. Koon, the Chairman and Chief Executive Officer of the Company.

The TSH Group

     TSH and its wholly-owned subsidiary, Triple Star Group Limited ("TSG"; a company incorporated in the British Virgin Islands) are investment holding companies. On August 6, 1996, TSG acquired a 55% interest in Beijing Opal Agriculture Biochemistry Co., Ltd. ("Beijing Opal"), an equity joint venture established in the People's Republic of China ("the PRC"). Beijing Opal is engaged in the manufacturing and sale of organic agricultural fertilizers.

     Beijing Opal was originally established as a PRC equity joint venture for a period of 20 years from February 8, 1995 to February 7, 2015 between Ideit Enterprise Co., Ltd. ("IECL"; a company incorporated in Taiwan) having a 40% interest and Beijing Opal Biochemistry Factory ("BOBF"; a PRC state-owned enterprise) having a 60% interest. Pursuant to a sale and purchase agreement dated August 6, 1996, TSG acquired from IECL a 40% interest in Beijing Opal and acquired from BOBF a 15% interest in Beijing Opal for an aggregate consideration of approximately $140,000. A revised joint venture agreement between TSG and BOBF was executed on August 6, 1996, which was approved by the relevant PRC authorities on March 24, 1997. Under the revised joint venture agreement, the joint venture period has been extended to 30 years from February 8, 1995 to February 7, 2025, and the total investment to be made by Beijing Opal has been increased from US$350,000 to US$10,000,000 (equivalent to approximately Rmb82,900,000), of which US$6,000,000 (equivalent to Rmb49,920,000) must be in the form of registered capital to be invested within one year after Beijing Opal obtains its revised business license from the PRC authorities. As of December 31, 1997, all of the registered capital requirement of Beijing Opal (US$6,000,000) was paid and verified by certified public accountants in the PRC under PRC regulations.

The other key provisions of the revised joint venture agreement are:

* the profit and loss sharing ratio is the same as the respective percentage of equity interest.

* upon early termination or liquidation of Beijing Opal, the net assets of Beijing Opal will be distributed in accordance with the respective percentage of equity interest.

* the Board of Directors of Beijing Opal will consist of seven members, four designated by TSG and three designated by BOBF.

OAD

     OAD was incorporated in the British Virgin Islands on December 15, 1995. On January 2, 1996, OAD issued 50,000 shares of common stock to Asian Connections Limited (a company incorporated in the British Virgin Islands), which was owned by independent investors, for a total cash consideration of US$50,000. On March 22, 1997, Bestalong acquired the entire interest in OAD for approximately US$19,405,000.

     OAD is engaged in the trading of organic agricultural fertilizer manufactured by Beijing Opal. On December 16, 1996, OAD was appointed by Beijing Opal as its sole agent and was granted the exclusive right to distribute and sell organic agriculture fertilizer manufactured by Beijing Opal in the PRC, Hong Kong, Taiwan and Macau for a period from January 1, 1997 to February 7, 2015.

     The acquisition of Beijing Opal by TSG on August 6, 1996 has been accounted for using the purchase method of accounting. Accordingly, the assets and liabilities assumed have been recorded at their estimated fair values, and the operations of Beijing Opal are included in the consolidated financial statements of the Group from the date of acquisition.

Business Operations

     The Company is engaged in the manufacturing, selling and distribution of environment friendly organic fertilizers and related products, such as soil conditioner, and other organic products for agriculture.

     The Company's principle products include a series of both organic spray fertilizers and organic granular fertilizers. These fertilizers are based on proprietary formulations of humic acids, amino acids, organic matters and a balance of nitrogen, phosphorous, potassium, minor nutrients and trace elements.

     The Company distributes the spray fertilizers through its network of distributors in approximately 15 provinces throughout China. Through tests and trials with different crops, ranging from grains to fruits and vegetables, the Company has demonstrated the fertilizers' efficacy in increasing yield, enhancing quality, reducing the use of chemical fertilizers, strengthening crops to withstand environmental hazards and improve soil conditions. More importantly, the fertilizers are environment friendly, and have been endorsed by the National Green Food Centre of China as green food fertilizers. To date, Opal is the only mineralized organic fertilizer manufacture having received such an endorsement.

     The Company produced granular fertilizers in a pilot plant, and has conducted tests and field trials on various crops. The granular fertilizers are designed for use as base fertilizers, and contain nitrogen, phosphorous, potassium, micro and trace elements (such as iron, copper, magnesium, manganese, sulfur, zinc and etc.) and organic matters. These fertilizers can replace single element and compound fertilizers commonly used by farmers, and do not cause environmental problems for the soil.

     The Company is divided into two principle divisions: manufacturing and sales.

Manufacturing Division

     The Company manufactures its products in its Sino-foreign joint venture factory located in Shunyi County, Beijing, China. The joint-venture company, Beijing Opal Agricultural and Biochemistry Company Limited (referred to herein as "Beijing Opal"), purchased the land use rights to a block of land consisting of approximately 35.1 acres. Beijing Opal is in the process of completing Phase I of the manufacturing facilities on this property.

     In August, 1997, the Company opened the first segment of Phase I, a 53,000 square foot spray fertilizer facility. The plant is capable of producing up to 3,500 metric tons of spray fertilizers, and can be expanded to produce 7,500 metric tons of spray fertilizers. This facility can also be used for the production of specially formulated catalyst, an essential ingredient in the production of granular fertilizers and soil conditioners.

     In March, 1998, the Company completed the second segment of the production facility. This segment adds 110,500 square feet to the existing facility and will have the capacity to produce 75,000 metric tons of granular fertilizers per year. Installation of machinery and equipment has begun with the expectation that this facility will open in June, 1998.

     The Company is also constructing an administration building, green house, staff quarters and other facilities at the site. These facilities will be completed during the third quarter of 1998.

Sales Division

     The sale and marketing of Opal products is conducted by Opal Agriculture Development Limited (herein referred to as "OAD"). OAD has contracted with Beijing Opal for the exclusive distribution of Beijing Opal's products through 2015. OAD's marketing territory includes the People's Republic of China, Taiwan, Hong Kong and Macau.

     OAD has concentrated its sales and marketing efforts in China, and to a lesser extent, in Taiwan. The sales in China are made through several tiers of distributors, a provincial distributor, who distributes to county/city distributors; a county/city distributor who distributes to town/village agents, who then sell direct to the farmers. Most of the distributors are agricultural product companies authorized by the government to sell fertilizer and other agricultural chemicals, or government agencies which operate under the agriculture committees of provinces, counties or villages. In provinces where there are no provincial distributors, OAD sells directly to county/city distributors.

     OAD also sells to major end users, such as large-scale farms. In addition, OAD works closely with agricultural research institutions in tests of its products. Among these institutions China National Hybrid Rice Research Centre of Hunan, which has signed an agreement to promote the Company's products.

     OAD believes China is, and will, be the principle market for its products. Although not currently included in its exlucsive marketing agreement, OAD is developing other markets, such as Taiwan, Malaysia and Argentina. Taiwan and Malaysia have the potential to become OAD's major overseas markets as the need for quality organic fertilizer has been growing in both countries. Potential customers from Taiwan and Malaysia have been making inquiries of the supply of the granular fertilizers for several months. OAD hopes to meet the needs of these markets upon completion of its first granular fertilizer plant in June, 1998.

     Sales of Opal products in China are seasonal. In northern China, where only one crop is grown per year, the growing season begins in April. In southern China, where two crops are grown per year, the first growing season begins in March. Therefore, it is essential that Opal fertilizers reach the farmers before these growing seasons begin.

     China is still hindered by an underdeveloped transportation infrastructure. The strain on its transportation network is particularly acute during the Chinese New Year when millions of workers return to visit their families through out the country. OAD's peak season generally occurs before the year end or in early January as the fertilizers must be delivered before the Chinese New Year migration. The other Opal sales peaks generally occur in May/June when additional applications of fertilizers are made, and in August/September when the second crops in the southern provinces is planted.

Competition

     The Company competes primarily with locally manufactured spray fertilizers and a few imported spray fertilizers. Most of these products are designed as additives of trace elements and are for foliar use only. However, competition in this sector of the market is keen.

     Opal spray fertilizers have a competitive market edge because they are also applied directly to the soil, to create a healthier root system, an environment for microbiological activities, and improvement of soil conditions. The Company believes that the endorsement of its products by the National Green Food Centre of China, its new modern production facility, and several years of field testing gives the Company a firm footing in the Chinese market.

     The Company envisages that when its granular facility begins production in the third quarter of 1998, it will produce two complementary organic fertilizers, and it will be the only mineralized organic granular fertilizer manufacturer in China. This should position the Company to compete in the market of traditional chemical fertilizers of which 38 million metric tons are used in China each year, 10 million metric tons of which are imported.

Raw Materials

     The major raw material utilized in the production of Beijing Opal's fertilizers is peat. This is available in abundance in China. Other raw materials used in production are generally available in sufficient quantities to meet the Company's requirements.

Environmental Matters

     The Company's manufacturing facilities comply with existing environmental requirements of the Chinese government. The Company does not envisage that compliance with provisions relating to protection of the environment will have a material effect upon the capital expenditures, earnings or its competitive position.

Employees

     As of December 31, 1997, the Company had 61 employees.

ITEM 2. DESCRIPTION OF PROPERTIES

     The Company leases approximately 2,900 square feet of office in Hong Kong for use as its corporate headquarters. As described in Item 1, the Company through its Sino-foreign joint venture acquired land use right for a block of land of approximately 35.1 acres in Shunyi County, Beijing, China. The land use rights will expire in 2025 when the joint-venture of Beijing Opal terminates. The Company is completing the construction of Phase I of its manufacturing facilities on this block of land. On completion of Phase I, the Company will have a facility of approximately 260,900 square feet including the administrative building, green house and staff quarters.

     The Company believes that these properties are adequate for its present needs.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not presently a party to, and management is not aware of, any pending or threatened legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company's fiscal year-ended December 31, 1997.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The Company's common stock is currently traded on the OTC Electronic Bulletin Board and is quoted under the symbol OPAL. The trading market in the Company's common stock is limited and sporadic. The following table sets forth the high and low bid price per share for the Company's common stock for each quarterly period.

                                 1997                            1996
                      ---------------------           --------------------
                      High              Low           High             Low

First Quarter           .50              .50          2.00             .50
Second Quarter        2.87               .50          2.00             .50
Third Quarter         3.00              1.25          2.00             .50
Fourth Quarter        2.75               .87          2.00             .50

     The quotation reflects the inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions.

     As of April 15, 1998, the bid price of the Common Stock was $0.75.

Record Holders

     As of April 15, 1998, there were approximately 541 record owners of the Common Stock of the Company.

Dividends

     The Company has never declared or paid any cash dividends on its Common Stock and does not expect to declare or pay any such dividend in the foreseeable future.

Sales of Unregistered Securities

     On June 6, 1997, the Company acquired all of the issued and outstanding capital stock of Triple Star Holdings Limited and Opal Agriculture Development Limited in exchange for 8,452,768 shares of the Company's common stock, $.001 par value, 100,000 shares of the Company's Series A Preferred Stock, $.001 par value and the issuance of 4,200,000 shares of the Company's common stock, $.001 par value for the cancellation of the promissory note.

     On July 1, 1997, the Company sold 11,400,000 shares of its common stock, $.001 par value, at $0.50 per share for a total of $5,700,000 pursuant to the exemption provision of Regulation S.

     On September 29, 1997, the Company issued 11,000,000 shares of its common stock, $.001 par value for the cancellation of $5,500,000 in debt.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Material Changes in Results of Operations

     In June, 1997, the Company acquired the operations of Opal Agriculture Development Limited ("OAD") and Triple Star Holding Limited ("Triple Star"). For the year prior to the acquisition of OAD and Triple Star, the Company had no operations other than the sale of its inactive Enpak Medical assets. OAD and Triple Star are primarily engaged in the production and sale of fertilizer in the People's Republic of China and both had limited operations during 1996. The financial statements of the Company and the following discussion include the operations of OAD and Triple Star for all periods presented.

Year-ended December 31, 1997 Compared to the Year-ended December 31, 1996

     Net Sales. Net sales for the year-ended December 31, 1997 increased by, USD1,651,000 (RMB13,777,000) or 57.3% to USD4,532,000 (RMB37,664,000) from
USD2,881,000  (RMB23,887,000)  for the  year-ended  December 31, 1996.  The 1997 amount includes $1,758,000 of sales to the Company's Sino-foreign joint venture partner at cost. This compares with sales to the Sino-foreign joint venture partner in 1996 of $2,418,000 at a mark up of 2.6%. This increase is the result of the Company beginning the commercial production and sale of fertilizer. Sales to third parties increased by $2,311,000 to $2,774,000 for the year-ended December 31, 1997 from $463,000 for the corresponding periods of the prior year while sales to the Company's Sino-foreign joint venture partner declined by $660,000 to $1,758,000 for the year-ended December 31, 1997 from $2,418,000 for the corresponding period of the prior year.

     Gross Profits. Gross profits for the year-ended December 31, 1997 increased by USD1,023,000 (RMB8,516,000) or 248.3% to USD1,435,000 (RMB11,928,000) from
USD412,000 (RMB3,412,000) for the year ended December 31, 1996. This increase in the result of the Company beginning the commercial production and sale of fertilizer to third parties. Gross profit as a percent of sales increased to 31.7% for the year-ended December 31, 1997 from 14.3% for the corresponding period of the prior year. This increase in gross profit as a percent of sale resulted from a greater percentage of sales to third parties at reasonable mark ups and a reduction in sales to the Sino- foreign joint venture partner at cost.

     General and Administrative Expenses. General and administrative expenses for the year-ended December 31, 1997 increased by USD751,000 (RMB6,268,000) or 104% to USD1,474,000 (RMB12,260,000) from USD723,000 (RMB5,992,000). This increase resulted from the Company staffing its operations to begin the commercial production and sale of fertilizer, and the booking of a provision for doubtful accounts of USD266,000 (RMB2,213,000) and a provision for slow-moving and obsolete inventories of USD6,000 (RMB54,000).

     Interest Income. Interest income for the year-ended December 31, 1997 totaled $9,000 compared to net interest expenses of $750 for the corresponding period of the prior year. This change to interest income resulted from additional funds being held on deposit during the current year.

     Other Expenses, net. Other expenses, net increased nominally during the year-ended December 31, 1997 to $5,000 from $4,000 for the corresponding period of the prior year. Other expenses consist of foreign exchange losses incurred in normal business operations.

     Loss from Discontinued Operations. The Company incurred a loss from discontinued operations of USD234,000 (RMB1,944,000) for the year-ended December 31, 1996 as compared to no loss from discontinued operations for the year-ended December 31, 1997. The loss from discontinued operations resulted from the liquidation of the Company's prior business activities conducted through Enpak Medical Corporation.

     Net Loss on Disposal of Discontinued Operations. The Company incurred a loss on the disposal of discontinued operations of USD204,000 (RMB1,696,000) for the year-ended December 31, 1996 as compared to no net loss from the disposal of discontinued operations for the year-ended December 31, 1997. The net loss on the disposal of discontinued operations resulted from the sale of the Company's entire interest in Enpak Medical Corporation on October 31, 1996 for USD1.

     Income Taxes. Income taxes for the year-ended December 31, 1997 totaled $38,000 compared to no income tax liability for the corresponding period of the prior year. Although the Company reported a consolidated loss for the year-ended December 31, 1997, it still incurred an income tax liability because certain of its operations in the PRC were profitable.

     Net Loss. The net loss for the year-ended December 31, 1997 decreased by $800,000 to $73,000 from a $873,000 loss for the corresponding period of the prior year. The decrease in the net loss is attributable to higher gross profit margins and the lack of a write off from discontinued operations which were partially offset by higher selling and general and administrative expenses and the provision for income taxes.

Year-Ended December 31, 1996 Compared to the Year-Ended December 31, 1995

     For the year-ended December 31, 1995, the Company incurred a net loss from discontinued operations of USD356,000. While the Company had nominal operations from the winding down and liquidation of its Enpak Medical operations, there are no meaningful comparative data comparing results for the year-ended December 31, 1996 with the results for the year-ended December 31, 1995 as the year-ended December 31, 1996 contains the beginning of operations for the fertilizer business while the year-ended December 31, 1995 contains the winding down of the Enpak Medical operations. The loss from beginning the fertilizer business for the year-ended December 31, 1996 was USD315,000 and the loss from winding down the Enpak Medical operations was USD234,000 for a total loss of USD549,000, while this loss from the winding down of the Enpak Medical operations for the year-ended December 31, 1995 was USD356,000.

Changes in Financial Condition, Liquidity and Capital Resources

     For the past twelve months, the Company has funded its operations and capital requirements with loans from both its parent company and PRC joint-venture partner, the sale of common stock and from bank loans. As of December 31, 1997, the Company had cash USD1,453,000 (RMB12,078,000) and working capital of USD2,862,000 (RMB23,790,000). This compares with cash of $67,000 and working capital of $545,000 as of December 31, 1996.

     Net cash used in operating activities increased to USD975,000 (RMB8,101,000) for the year-ended December 31, 1997 from (USD711,000) or (RMB5,890,000) for the year-ended December 31, 1996. This increase resulted from a decrease in the loss from operations and increase in depreciation, amortization, accounts payable and other payables and a decrease in inventories which was partially offset by an increase in accounts receivable.

     Net  cash  used  in  investing   activities   increased   to   USD5,261,000
(RMB43,720,000) for the year-ended December 31, 1997 from USD2,400,000 (RMB19,902,000) for the year-ended December 31, 1996. This increase resulted from additional expenditures for the acquisition of machinery, equipment and land an advance to a director and an advance to a shareholder which were partially offset by the repayment of an advance from a related party.

     Net  cash  provided  by  financing  activities  increased  to  USD5,667,000
(RMB47,091,000)   for  the  year-ended   December  31,  1997  from  USD3,211,000
(RMB26,615,000)   for  the  year-ended  December  31,  1996.  This  increase  is attributable to proceeds from the issuance of common stock, loans from the parent company, loans from PRC joint venture partner and bank loans which were partially offset by the repayment of a loan to the parent company.

     On July 1, 1997 the Company issued 11,400,000 shares of common stock for USD5,700,000 and 4,200,000 shares of common stock in exchange for the cancellation of a promissory note of USD2,100,000. On September 29, 1997, an additional USD5,500,000 of the loan from the parent company was capitalized in exchange for 11,000,000 shares of common stock. These funds have been used for working capital and the acquisition of additional property, plant and equipment. However, to complete the remaining portion of the manufacturing facility and execute its business plan, the Company will need additional loans and/or capital of $2,000,000 over the next twelve months. It is the opinion of management that such funds will be forthcoming.

     The foregoing is subject to various factors which could affect future operating results. These include, but are not limited to the following:

Certain Factors Affecting Future Operating Results

a.   Limited operating history

     The Group reorganized and commenced its operations in trading and manufacturing of organic agricultural fertilizers in August, 1996, and such operations were still in the development stage as of December 31, 1997. The Group incurred losses from continuing operations (net of minority interests) for the years-ended December 31, 1996 and 1997 and had accumulated losses as of December 31, 1996 and 1997, respectively. The Group's operations are subject to all the risks inherent in an emerging business enterprise. These include, but are not limited to, competition from other fertilizer manufacturers, the need to expand production and distribution, and slow settlement of billings to new customers. Realization of the Group's investment in assets is dependent on the success of its future operations.

b.   Dependence strategic relationship

     The Group conducts its operations in the PRC through an equity joint venture with BOBF as described in Note 1. Any deterioration of this strategic relationship could have an adverse effect on the operations and financial position of the Group.

c.   Concentration of credit risk

     A substantial portion of the Group's sales is made to a small number of customers on an open account basis and generally no collateral is required. Details of individual customers accounting for more than 5% of the Group's sales are as follows:




                                                                   1996                    1997
                                                                -----------             ----------

     Agriculture and Production Information Company               81.3%                  38.9%

     Heng Yang Agriculture and Technology Development                -                   11.6%

     Yunnan Xing Long Agriculture and Trade Development            1.4%                  11.4%

     Xin Jiang Agriculture and Science Institute                     -                    8.2%

     Gansu Nong Ken Technological Development Company              1.2%                   5.2%
                                                                -----------            ----------



     Concentration of accounts receivable as of December 31, 1996 and 1997 is as follows:

                                              1996                    1997
                                           -----------            ------------
     Five largest accounts receivable         82.9%                  68.6%
                                           ===========            ============

     The Group performs ongoing credit evaluation of each customer's financial condition. It maintains reserves for potential credit losses and such losses in aggregate have not exceeded management's projections. As of December 31, 1997, the Group maintained a specific provision of USD 175,500 (RMB1,458,000) and a general provision of 3% of the remaining balance against its trade receivables. The Directors, in their opinion, consider that the risk of recoverability of the outstanding receivable is minimal.

d.   Concentration of suppliers

     The Group purchases raw material from a number of suppliers. Details of individual suppliers accounting for more than 5% of the Group's purchases are as follows:


                                                         1996          1997
                                                     -----------   -----------
     Purchases from:                                    85.4%         15.9%
     Agriculture and Production Information Company
     Shun Yi County Chemical Fertilizer factory            -          63.7%
     Bestalong                                             -           9.8%
                                                    =============  ===========

e.   Country risk

     Substantially all of the Group's operations are conducted by its subsidiary Beijing Opal, in the PRC and, accordingly, the Group is subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Group's results may be affected by, among other things, changes in the political and social conditions in the PRC and changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation. The PRC government has implemented economic reform policies in recent years, and these reforms may be refined or changed by the government at any time. It is also possible that a change in the PRC leadership could lead to changes in economic policy.

     In addition, a substantial portion of the Group's revenue is denominated in Renminbi ("Rmb"), which must be converted into other currencies before remittance outside the PRC. Both the conversion of Renminbi into other foreign currencies and the remittance of foreign currencies abroad require approvals of the PRC government.

ITEM 7. FINANCIAL STATEMENTS

     The consolidated financial statements of the Company, together with the independent auditors' report thereon of Arthur Andersen & Co., appears on pages F-2 through F-27 of this report. See Index to Financial Statements on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 23, 1998, the Board of Directors selected Arthur Andersen & Co. of Hong Kong, as its certifying accountants for the year-ended December 31, 1997 replacing H.J. Swart & Co. of Kissimmee, Florida. During the preceding two years and the subsequent interim periods preceding their dismissal, the Company had no disagreements with the prior accountants on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Present Directors and Executive Officers

     The following table sets forth the names and ages of the present executive officers and directors of the Company and the positions held by each.



Name                             Age                                  Title
-------------------            --------                          -----------------

John Koon                         50         Chairman of the Board, President Chief Executive Officer and Director
Antonio C.K. Young                49         Vice President, Chief Operating Officer and Director
Kenneth C.W. Poon                 39         Chief Financial Officer
Long Chen Chen                    47         Vice President, Sales and Marketing and Director
Michael W. Botts                  50         Vice President of Research and Development and Director
Raul F. Sanchez-Elia              43         Director
James H. Shane                    52         Director
James Wong                        50         Director



     John Koon, Chairman of the Board, President Chief Executive Officer and Director, has been involved in developing the fertilizer project since 1990. He is the founder and Chairman of Bestalong Group, Inc. the controlling shareholder of the Company and he is the principal and director of several private companies with operations in China, including real estate, entertainment, and manufacturing. Mr. Koon is a graduate of The University of Hong Kong, with a Bachelor of Social Science (Honours) degree in Accounting and Economics and is a member of The International Institute of Management.

     Antonio C.K. Young, Vice President, Chief Operating Officer and Director, has been involved in developing the fertilizer project since 1991. He is also an Executive Director of Bestalong Group, Inc. the controlling shareholder of the Company and is responsible for the management of its investment and operations. Mr. Young has an MBA from the Chinese University of Hong Kong.

     Kenneth C.W. Poon, Chief Financial Officer, served as financial controller in major multinational companies in information technology, banking and trading industries before joining the Company. Prior to joining the Company, Mr. Poon was employed by Newco Resources Limited, as financial controller. He is a graduate of The Hong Kong Baptist University and a member of The American Institute of Certified Public Accountants and Certified General Accountants Association of Canada.

     Long Chen Chen, Vice President, Sales and Marketing Director, has been involved in developing the fertilizer project since 1990. In addition to Sales and Marketing, he is also responsible for product applications, sourcing and quality control. Mr. Chen is a graduate of Taipei Technical University.

     Michael W. Botts, Vice President of Research and Development and Director, is a soil scientist who originally brought the Opal fertilizer technology to China. He is a consultant on the procurement, installation and testing OPAL OMF and OPAL OMS production facilities in Beijing and is responsible for research and development for both existing and new products. Mr. Botts holds a B.S. degree in Soil Science from the University of Oregon.

     Raul F. Sanchez-Elia, Director, is the principal of Condor Capital, an investment banking firm in New York, and director of Condor Mercosur Investment Limited, an investment company based in Argentina. He is also a director of Bestalong Group, Inc., the controlling shareholder of the Company. Mr. Sanchez holds a Bachelor of Arts from Brown University and a Master of International Management from A.G.S.I.M.

     James H. Shane, Director, is President and Chief Executive Officer of Shane Associates Limited, a diversified operating company in the U.S. which has developed and managed real estate properties since 1969, and consulted for U.S. companies importing from Pacific Rim countries.

     James Wong, Director, is Chairman and Chief Executive Officer of Directions International, Inc., a Dallas, Texas-based management consulting firm for Global Industrial 500 corporations and entrepreneurs. His clients include American Express, Arco, Budget Rent A Car, CNA, Compaq, EDS, etc. Mr. Wong is a graduate of Massachussetts Institute of Technology and MBA from Harvard University.

ITEM 10. EXECUTIVE COMPENSATION

     The following officers received compensation from the Company for the current and/or prior calendar year. Mr. John Koon, the Chief Executive Officer of the Company, did not receive compensation for either year.


                                          Total Compensation
                                         ---------------------
Kenneth Poon            1997                $      32,000
                        1996                            *
Antonio Young           1997                $      46,000
                        1996

*    Joined the Company in August, 1997.

     Messrs. Botts and Chen each received management fees which are disclosed in "Certain Relationships and Related Transactions". No other officer of the Company received compensation for either the year-ended December 31, 1997 or 1996.

     Each non-executive director was compensated with 50,000 shares of common stock for their services as directors. No additional compensation was paid to employee directors.

     The Board of Directors of the Company annually reviews all executive positions and compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of April 15, 1998 the number of shares of the Company's Common Stock known to be held by the executive officers and directors individually and as a group and by beneficial owners of more than five percent of the Company's Common Stock.




                                                                           Amount and Nature of
                                                          ------------------------------------------------------
      Name and Address of Beneficial Owner (1)               Beneficial Ownership            Percent of Class
----------------------------------------------------      ---------------------------      ---------------------

John Koon                                                         18,671,768                      51.99%
Antonio C.K. Young                                                   100,000                          *
Kenneth C.W. Poon                                                     N/L                             *
Long Chen Chen                                                       100,000                          *
Michael W. Botts                                                     100,000                          *
Raul F. Sanchez-Elia                                                 100,000                          *
James H. Shane                                                        50,000                          *
James Wong                                                            50,000                          *
                                                          ---------------------------      ---------------------
Total all officers and directors                                  19,671,768                      54.78%
                                                          ---------------------------      ---------------------


-----------------

*    Less than 1%.

(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, and the information contained in the footnotes to the table.

(2)  Address is 4704, 47/F, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year-ended December 31, 1997, the Company advanced $252,000 to its controlling shareholder, Bestalong Group, Inc. ("Bestalong"). These funds were unsecured and non-interest bearing. The advances were settled subsequent to December 31, 1997.

     During the year-ended December 31, 1997, the Company made purchases of $310,000 from Bestalong. These purchases were made at original cost with no mark-up being charged. In addition, the Company paid $100,000 to Bestalong for rent.

     The Company paid a management fee to Mr. Michael Botts, a director in the amount of $43,000 for his services during the year-ended December 31, 1997.

     The Company paid a management fee to Mr. Chen Long Chen, a director in the amount of $108,000 for his service during the year-ended December 31, 1997.

     The Company paid Mr. Raul Sanchez-Elia, a director, $160,000 for his services in procuring financing for the Company and assisting in other working matters during the year-ended December 31, 1997.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K

(a)  Exhibits


(b)  Reports on Form 8-K

       None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  OPAL TECHNOLOGIES, INC.



                                                   By:
                                                     ---------------------------
                                                         John Koon, President

Dated:  April    , 1998


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



        Signature                                        Title                                     Date
     ---------------                                   ---------                                 --------


-----------------------------               Chairman of the Board, President, Chief
John Koon                                   Executive Officer and Director                   April ____, 1998

----------------------------                Vice President, Chief Operating Officer
Antonio C.K. Young                          and Director                                      April ____, 1998

----------------------------                Vice President, Sales and Marketing and
Long Chen Chen                              Director                                          April ____, 1998

----------------------------                Vice President of Research and
Michael W. Botts                            Development and Director                          April ____, 1998

----------------------------                Director
Raul F. Sanchez-Elia                                                                          April ____, 1998

----------------------------                Director
James H. Shane                                                                                April ____, 1998

----------------------------                Director                                          April ____, 1998
James Wong


                             OPAL TECHNOLOGIES, INC.

                   Index to Consolidated Financial Statements


                                                                         Page
                                                                       --------

Independent Auditors Report                                               F-2

Consolidated Balance Sheet as of December 31, 1996
and 1997                                                                  F-3

Consolidated Statements of Operations for the Years Ended
December 31, 1995, 1996 and 1997                                          F-4

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1995, 1996 and 1997                                          F-5

Consolidated Statements of Stockholders' Equity (Deficit)
for the Years Ended December  31, 1995, 1996 and 1997                     F-7

Notes to Consolidated Financial Statements                                F-8

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and the Board of Directors of Opal Technologies Inc.:



We have audited the accompanying consolidated balance sheets of Opal Technologies Inc. (a company incorporated in the State of Nevada, United States of America; the "Company") and Subsidiaries (the "Group") as of December 31, 1996 and 1997, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the years ended December 31, 1995, 1996 and 1997. The accompanying financial statements give retroactive effect, for all periods presented, to the acquisition of Opal Agriculture Development Limited and Triple Star Holdings Limited as a reverse acquisition as described in Note 2 to the accompanying financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the historical financial statements of the Company, before giving retroactive effective to the acquisition of Opal Agriculture Development Limited and Triple Star Holdings Limited as a reverse acquisition, as of December 31, 1996 and for the years ended December 31, 1995 and 1996, which statements were immaterial to the consolidated assets and liabilities as of December 31, 1996 and the consolidated loss from continuing operations for the years ended December 31, 1995 and 1996 as reflected in the accompanying consolidated financial statements. Those historical unconsolidated financial statements of the Company were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for the Company, before giving retroactive effective to the acquisition of Opal Agriculture Development Limited and Triple Star Holdings Limited as a reverse acquisition, as of December 31, 1996 and for the years ended December 31, 1995 and 1996, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Opal Technologies Inc. and Subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1995, 1996 and 1997 after giving retroactive effect to the acquisition of Opal Agriculture Development Limited and Triple Star Holdings Limited as a reverse acquisition as described in Note 2 to the financial statements, in conformity with generally accepted accounting principles in the United States of America.

As described in Note 25.a to the accompanying financial statements, the Group was reorganized and commenced the current operations in 1996 and, as shown in the accompanying statement of operations, sustained a net loss from continuing operations (net of minority interests) of approximately Rmb3,601,000 (equivalent to US$433,000) and Rmb605,000 (equivalent to US$73,000) for the years ended December 31, 1996 and 1997, respectively. Realization of the Group's investment in assets is dependent upon the success of its future operations.





ARTHUR ANDERSEN & CO.
Certified Public Accountants
Hong Kong





Hong Kong,
March 31, 1998.

                     OPAL TECHNOLOGIES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1997




                                                  Note         1 9 9 6                   1 9 9 7
                                                ---------  ----------------  ---------------------------------
                                                               Rmb'000          Rmb'000           US$'000

ASSETS

Current assets:
   Cash and bank deposits                                              560            12,078            1,453
   Accounts receivable, net                        5                 4,446            21,525            2,590
   Due from a shareholder                          23                    -             2,100              252
   Due from a director                             23                    5                19                2
   Due from a related company                      23                  749                 -                -
   Prepayments and other current assets                                155               212               26
   Inventories, net                                6                 6,918             5,330              642
                                                           ----------------  ---------------  ----------------

         Total current assets                                       12,833            41,264            4,965

   Property, machinery and equipment, net          7                11,582            17,638            2,123
   Construction-in-progress                        8                61,274            96,613           11,626
   Licensing costs, net                            9                 7,980             7,536              907
   Goodwill, net                                   10                1,624             1,540              186
                                                           ----------------  ---------------  ----------------

         Total assets                                               95,293           164,591           19,807
                                                           ================  ===============  ================

LIABILITIES, MINORITY INTERESTS AND
   SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                           11                    -            10,300            1,239
   Accounts payable                                                  6,750             5,190              625
   Accrued liabilities                             12                1,566             1,669              201
   Taxation payable                                13                    -               315               38
                                                           ----------------  ---------------  ----------------

         Total current liabilities                                   8,316            17,474            2,103

Non-current payable                                14                    -            23,911            2,877

Loan from PRC joint venture partner                15                2,269             5,315              639

Loans from a shareholder                           16               58,394                 -                -
                                                           ----------------  ---------------  ----------------

         Total liabilities                                          68,979            46,700            5,619
                                                           ----------------  ---------------  ----------------

Minority interests                                                  22,008            22,005            2,649
                                                           ----------------  ---------------  ----------------

Shareholders' equity:
   Common stock, par value US$0.001:
     - authorized - 49,000,000 shares as of
         December 31, 1996 and 1997
     - outstanding and fully paid -
         13,591,964 shares as of December
         31, 1996 and 35,991,964 shares as
         of December 31, 1997                      17                  113               299               36
   Preferred stock, par value US$0.001:
     -  -Authorized - 1,000,000 shares as of
         December 31, 1996 and 1997
     - outstanding and fully paid - 100,000
         shares as of December 31, 1996 and        17                    1                 1                -
         1997
   Additional paid-in capital                                        8,205           100,158           12,053
   Accumulated losses                                               (3,601)           (4,206)            (506)
   Cumulative translation adjustments                                 (412)             (366)             (44)
                                                           ----------------  ---------------  ----------------

         Total shareholders' equity                                  4,306            95,886           11,539
                                                           ----------------  ---------------  ----------------

         Total liabilities, minority
           interests and shareholders' equity                       95,293           164,591           19,807
                                                           ================  ===============  ================



The accompanying notes are an integral part of these financial statements.

Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on February 28, 1998 of US$1.00 = Rmb8.31. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

                     OPAL TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997





                                  Note         1 9 9 5          1 9 9 6                  1 9 9 7
                                ----------  ---------------  --------------- --------------------------------
                                               Rmb'000          Rmb'000         Rmb'000          US$'000


Net sales                          20                   -           23,887          37,664            4,532
Cost of goods sold                 20                   -          (20,475)        (25,736)          (3,097)
                                            ---------------  --------------- ---------------  ---------------

       Gross profit                                     -            3,412          11,928            1,435

Selling, general and
   administrative expenses                              -           (5,992)        (12,260)          (1,474)
Interest expenses                                       -              (18)              -                -
Interest income                                         -               12              77                9
Other expenses, net                                     -              (33)            (38)              (5)
                                            ---------------  --------------- ---------------  ---------------

       Loss from continuing
         operations                                     -           (2,619)           (293)             (35)

Discontinued operations:
   - Loss from discontinued
       operations                   1              (2,960)          (1,944)              -                -
   -- -Net loss on disposal
       of discontinued              1                   -           (1,696)              -                -
       operations
                                            ---------------  --------------- ---------------  ---------------

       Loss from discontinued
         operations                                (2,960)          (3,640)              -                -
                                            ---------------  --------------- ---------------  ---------------

       Loss before income                          (2,960)          (6,259)           (293)             (35)
         taxes

Provision for income taxes         13                   -                -            (315)             (38)
                                            ---------------  --------------- ---------------  ---------------

       Loss before minority
         interests                                 (2,960)          (6,259)           (608)             (73)

Minority interests                                      -             (982)              3                -
                                            ---------------  --------------- ---------------  ---------------

       Net loss                                    (2,960)          (7,241)           (605)             (73)
                                            ===============  =============== ===============  ===============

Loss per common share:
   - Continuing operations                              -             (0.26)          (0.03)               -
   - Discontinued operations                         (0.22)           (0.27)              -                -
                                            ---------------  --------------- ---------------  ---------------

                                                     (0.22)           (0.53)          (0.03)               -
                                            ===============  =============== ===============  ===============



The accompanying notes are an integral part of these financial statements.

Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on February 28, 1998 of US$1.00 = Rmb8.31. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

                     OPAL TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997



                                               1 9 9 5          1 9 9 6                  1 9 9 7
                                            ---------------  --------------- --------------------------------
                                               Rmb'000          Rmb'000         Rmb'000          US$'000

Cash flows from operating activities:
Net loss                                           (2,960)          (7,241)           (605)             (73)
Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities -
   Depreciation of property, machinery
     and equipment                                      -               53             960              115
   Amortization of goodwill                             -               34              84               10
   Amortization of licensing costs                      -                -             444               53
   Loss from discontinued operations                2,960            1,944               -                -
   Net loss on disposal of discontinued                 -            1,696               -                -
     operations
   Change in discontinued operations                   58             (149)              -                -
   Minority interests                                   -              982              (3)               -
(Increase) Decrease in operating assets -
   Accounts receivable, net                             -              374         (17,079)          (2,055)
   Prepayments and other current assets                 -              (79)            (57)              (7)
   Inventories, net                                     -           (2,629)          1,588              191
Increase (Decrease) in operating
   liabilities -
   Accounts payable                                     -           (1,246)         (1,560)            (187)
   Accrued liabilities                                  -              371             103               13
   Taxation payable                                     -                -             315               38
   Non-current payable                                  -                -          23,911            2,877
                                            ---------------  --------------- ---------------  ---------------

         Net cash provided by (used in)
           operating activities                        58           (5,890)          8,101              975
                                            ===============  =============== ===============  ===============

Cash flows from investing activities:
   Acquisition of property, machinery
     and equipment                                      -          (10,573)        (42,355)          (5,097)
   Net cash outflow from acquisition of
     a subsidiary (Note 24)                             -             (595)              -                -
   Acquisition of license right                         -           (7,980)              -                -
   Advance to a shareholder                             -                -          (2,100)            (252)
   Advance to a director                                -               (5)            (14)              (2)
   (Advance to) Repayment from a related                -             (749)            749               90
     company
                                            ---------------  --------------- ---------------  ---------------

         Net cash used in investing                     -          (19,902)        (43,720)          (5,261)
           activities
                                            ---------------  --------------- ---------------  ---------------

Cash flows from financing activities:
   Issuance of common stock, net of
     issuance expenditures                              -                -          46,237            5,564
   New loans from a shareholder                         -           26,303          25,020            3,011
   New loans from PRC joint venture                     -                -           3,046              367
     partner
   New short-term bank loan                             -                -          10,000            1,203
   Other loans                                          -                -             300               36
   Repayment of loans from a shareholder                -                -         (37,512)          (4,514)
   Others                                               -              312               -                -
                                            ---------------  --------------- ---------------  ---------------

         Net cash provided by financing                 -           26,615          47,091            5,667
           activities
                                            ---------------  --------------- ---------------  ---------------

Effect of cumulative translation                        -             (412)             46                5
   adjustments
                                            ---------------  --------------- ---------------  ---------------

Net increase in cash and bank deposits                 58              411          11,518            1,386

Cash and bank deposits, as of beginning                91              149             560               67
   of year
                                            ---------------  --------------- ---------------  ---------------

Cash and bank deposits, as of end of year             149              560          12,078            1,453
                                            ===============  =============== ===============  ===============



The accompanying notes are an integral part of these financial statements.

Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on February 28, 1998 of US$1.00 = Rmb8.31. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

                     OPAL TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997



                                 Common stock          Preferred stock      Additional             Cumulative
                             ---------------------- ----------------------
                             Number                 Number of               paid-in    Accumulated translation
                             of shares    Amount      shares     Amount      capital     losses    adjustments
                             ---------- ----------- ----------- ----------  ---------- ----------- -----------
                               '000      Rmb'000       '000      Rmb'000     Rmb'000    Rmb'000     Rmb'000


Balance as of January 1,        13,592        113         100           1      28,925    (14,120)          -
   1995

Net loss                             -          -           -           -           -     (2,960)          -

Translation adjustments              -          -           -           -           -          -           -
                             ---------- ----------- ----------- ----------  ---------- ----------- -----------

Balance as of January 1,        13,592        113         100           1      28,925    (17,080)          -
   1996

Net loss                             -          -           -           -           -     (7,241)          -

Accumulated loss
   capitalized (Note 1)              -          -           -           -     (20,720)    20,720           -

Translation adjustments              -          -           -           -           -          -        (412)
                             ---------- ----------- ----------- ----------  ---------- ----------- -----------

Balance as of December          13,592        113         100           1       8,205     (3,601)       (412)
   31, 1996

Issuance of common stock
   for cash                     11,400         95           -           -      47,472          -           -

Common stock issuance
   expenditures                      -          -           -           -      (1,330)         -           -

Issuance of common stock
   by capitalization of
   loan from a                  11,000         91           -           -      45,811          -           -
   shareholder (Note 16)

Net loss                             -          -           -           -           -       (605)          -

Translation adjustments              -          -           -           -           -          -          46
                             ---------- ----------- ----------- ----------  ---------- ----------- -----------

Balance as of December          35,992        299         100           1     100,158     (4,206)       (366)
   31, 1997
                             ========== =========== =========== ==========  ========== =========== ===========



   The accompanying notes are an integral part of these financial statements.

                     OPAL TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

Opal Technologies Inc. (the "Company") was incorporated in the State of Nevada in the United States of America on September 9, 1987. With effect from May 14, 1997, the Company changed its name from Med-Tex Corporation to Opal Technologies Inc.

Disposal of subsidiaries

During the period from January 1, 1995 (the earliest date cover by this report) to October 30, 1996, the Company had two subsidiaries - Enpak Medical Corporation ("EMC") and Enpak Surgical Products, Inc. ("ESP"), which were engaged in assembling and marketing custom and standard surgical kits used in interventions, and diagnostic and surgical procedures. On October 31, 1996, the Company disposed of its entire interests in EMC and ESP for US$1. As a result of the disposal, the operations of EMC and ESP for the years ended December 31, 1995 and 1996 have been reclassified as discontinued operations in the financial statements. The Company recorded a net loss on disposal of discontinued operations of approximately Rmb1,696,000 (equivalent of US$204,000).

During the year ended December 31, 1996, the Company capitalized its accumulated
loss  of  approximately   Rmb20,720,000  (equivalent  of  US$2,499,000)  against
additional paid-in capital.

During the period from October 31, 1996 to June 6, 1997, the Company remained dormant.

Acquisition of subsidiaries

On June 6, 1997, the Company entered into an agreement with Bestalong Group Inc. ("Bestalong"; a company incorporated in the British Virgin Islands) to acquire from Bestalong 100% interest in Triple Star Holdings Limited ("TSH"; a company incorporated in the British Virgin Islands) and 100% interest in Opal Agriculture Development Limited ("OAD"; a company incorporated in the British Virgin Islands) by (i) issuing to Bestalong 8,452,768 shares of common stock (after the one-for-ten reverse stock split described in Note 17) and 100,000 shares of Series A preferred stock, and (ii) assuming Bestalong's liabilities in the form of a promissory note of US$2,100,000, which was subsequently cancelled by the issuance of 4,200,000 shares of common stock (after the one-for-ten reverse stock split described in Note 17). Bestalong is beneficially controlled by Mr. John K. C. Koon, a director of the Company.

TSH Group

TSH and its wholly-owned subsidiary, Triple Star Group Limited ("TSG"; a company incorporated in the British Virgin Islands) are investment holding companies. On August 6, 1996, TSG acquired a 55% interest in Beijing Opal Agriculture Biochemistry Co., Ltd. ("Beijing Opal"), an equity joint venture established in the People's Republic of China ("the PRC"). Beijing Opal is principally engaged in the manufacturing and sales of organic agricultural fertilizers.

Beijing Opal was originally established as a PRC equity joint venture between Ideit Enterprise Co., Ltd. ("IECL"; a company incorporated in Taiwan) - 40% and Beijing Opal Biochemistry Factory ("BOBF"; a PRC state-owned enterprise) - 60%, for a period of 20 years from February 8, 1995 to February 7, 2015. Pursuant to a sale and purchase agreement dated August 6, 1996, TSG acquired from IECL a 40% interest in Beijing Opal and acquired from BOBF a 15% interest in Beijing Opal for an aggregate consideration of approximately Rmb1,159,000. A revised joint venture agreement between TSG and BOBF was executed on August 6, 1996, which was approved by the relevant PRC authorities on March 24, 1997. Under the revised joint venture agreement, the joint venture period has been extended to 30 years from February 8, 1995 to February 7, 2025, and the total investment of Beijing Opal has been increased from US$350,000 to US$10,000,000 (equivalent to approximately Rmb82,900,000), of which US$6,000,000 (equivalent to approximately Rmb49,920,000) has to be in the form of registered capital to be injected within one year after Beijing Opal obtains its revised business license from the PRC authorities. As of December 31, 1997, all of the registered capital of Beijing Opal of US$6,000,000 was paid-up and verified by a certified public accountant in the PRC according to PRC regulations.

The other key provisions of the revised joint venture agreement are:

* the profit and loss sharing ratio is the same as the respective percentage of equity interest.

* upon early termination or liquidation of Beijing Opal, the net assets of Beijing Opal will be distributed in accordance with the respective percentage of equity interest.

* the Board of Directors of Beijing Opal consists of seven members, with four designated by TSG and three designated by BOBF.

OAD

OAD was incorporated in the British Virgin Islands on December 15, 1995. On January 2, 1996, OAD issued 50,000 shares of common stock to Asian Connections Limited (a company incorporated in the British Virgin Islands), which was owned by independent investors, at par value for a total cash consideration of US$50,000. On March 22, 1997, Bestalong acquired the entire interest in OAD for a consideration of approximately US$19,405,000.

OAD is principally engaged in the trading of organic agricultural fertilizer manufactured by Beijing Opal. On December 16, 1996, OAD was appointed by Beijing Opal as its sole agent and was granted the exclusive right to distribute and sell organic fertilizer manufactured by Beijing Opal in the PRC, Hong Kong, Taiwan and Macau for the period from January 1, 1997 to February 7, 2015.

2.   BASIS OF PRESENTATION

The acquisitions of TSH and OAD by the Company on June 6, 1997 have been treated as a reverse acquisition since TSH and OAD are the continuing entities as a result of the recapitalization and restructuring. On this basis, the historical financial statements prior to June 6, 1997 represent the combined financial statements of TSH and OAD. The historical shareholders' equity accounts of the Company as of December 31, 1995 and 1996 have been retroactively restated to reflect the issuance of 8,452,768 shares of common stock (after the effect of the reverse stock split - described in Note 17) and 100,000 shares of Series A preferred stock to Bestalong and the issuance of 4,200,000 shares of common stock (after the effect of the reverse stock split - described in Note 17) for the cancellation of a promissory note (see Note 1).

The acquisition of Beijing Opal by TSG on August 6, 1996 has been accounted for using the purchase method of accounting. Accordingly, the assets and liabilities assumed have been recorded at their estimated fair values, and the operations of Beijing Opal are included in the consolidated financial statements of the Group from the date of acquisition.

3.   SUBSIDIARIES

Details of the Company's subsidiaries (which together with the Company are collectively referred to as "the Group") as of December 31, 1997 were as follows:


                                                          Percentage of
                                       Place of          equity interest
             Name                     incorporation           held                Principal activities
-------------------------------  --------------------- --------------------  --------------------------------


Triple Star Holdings Limited     The British Virgin           100%           Investment holding
    ("TSH")                          Islands

Triple Star Group Limited        The British Virgin           100%           Investment holding
    ("TSG")                          Islands

Opal Agriculture Development     The British Virgin           100%           Trading of organic
    Limited ("OAD")                  Islands                                     agricultural fertilizers

Beijing Opal Agriculture         The PRC                       55%           Manufacturing and sale of
    Biochemistry Co., Ltd.                                                       organic agricultural
    ("Beijing Opal")                                                             fertilizers




4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Basis of consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intra-group balances and transactions have been eliminated on consolidation.

b.   Goodwill

     Goodwill, being the excess of cost over the fair value of the Group's share of the net assets of a subsidiary (Beijing Opal) acquired, is amortized on a straight-line basis over 20 years. The amortization recorded during the years ended December 31, 1995, 1996 and 1997 was approximately Nil, Rmb34,000 and Rmb84,000, respectively. Accumulated amortization as of December 31, 1996 and 1997 was approximately Rmb34,000 and Rmb118,000, respectively. Management assesses the remaining life of the goodwill annually, taking into consideration the current operating results and future prospects of the subsidiary.

c.   Inventories

     Inventories are stated at the lower of cost, on a weighted average basis, or market value. Costs of work-in-process and finished goods are composed of direct materials, direct labor and an attributable portion of production overheads.

d.   Property, machinery and equipment

     Property, machinery and equipment are recorded at cost. Gains or losses on disposals are reflected in current operations. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows: machinery and equipment - 5 to 10 years, motor vehicles - 5 years, furniture and office equipment - 5 years. All ordinary repair and maintenance costs are expensed as incurred.

     The Company recognizes an impairment loss on a fixed asset when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges), indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of the asset cannot be realized through sale. Measurement of the impairment loss is based on the fair value of the assets.

e.   Construction-in-progress

     Construction-in-progress represents factories and office buildings under construction and machinery pending installation. This includes costs of land, costs of construction, and interest charges arising from borrowings used to finance these assets during the period of construction. There was no interest capitalized for the years ended December 31, 1995, 1996 and 1997. No deprecation is provided in respect of construction-in-progress until the construction is completed.

f.   Licensing costs

     Licensing costs are costs incurred to acquire the exclusive right to distribute and sell a brand of organic agricultural fertilizer. Amortization for financial reporting purposes is provided using the straight-line method over the license period of 18 years. The amortization recorded during the years ended December 31, 1995, 1996 and 1997 was approximately Nil, Nil and Rmb444,000, respectively. Accumulated amortization as of December 31, 1996 and 1997 was approximately Nil and Rmb444,000, respectively. Management assesses the remaining life of the licensing costs annually, taking into consideration the current operating results and future prospects of the subsidiary.

g.   Net sales

     Net sales represent the invoiced value of goods supplied to customers, net of sales returns and allowances. Sales are recognized upon delivery of goods and passage of title to customers.

h.   Income taxes

     The Group  accounts for income taxes under the  provisions  of Statement of
     Financial  Accounting  Standards No. 109,  which  requires  recognition  of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

i.   Operating leases

     Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the relevant leases.

j.   Foreign currency translation

     The Group considers Reminbi ("Rmb") as its functional currency as most of the Group's business activities are based in Reminbi.

     The translation of the financial statements of group companies into Reminbi is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. Gains or losses resulting from translation are included in shareholders' equity separately as cumulative translation adjustments. Aggregate gains (losses) from foreign currency transactions included in the results of operations for the years ended December 31, 1995, 1996 and 1997 were approximately Nil, Nil and Rmb38,000, respectively.

k.   Loss per common share

     Loss per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 by dividing net loss for each year by the weighted average number of shares of common stock outstanding during the years, as if the 8,452,768 shares of common stock issued for the acquisition of OAD and TSH (see Note 1) and the one-for-ten reverse stock split (see Note 17.a) had been consummated prior to the years presented. The weighted average number of shares to compute loss per common share is approximately 13,592,000, 13,592,000 and 22,172,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

m.   Fair value of financial statements

     The Group's financial instruments consist of cash, cash equivalents, trade receivables and trade payables. The book value of these instruments are considered to be representative of their fair values.

5.   ACCOUNTS RECEIVABLE

Accounts receivable comprised:


                                                    1 9 9 6                         1 9 9 7
                                              --------------------  -----------------------------------------
                                                    Rmb'000               Rmb'000              US$'000


Trade receivables                                         4,511                23,803                 2,864
Less: Allowance for bad and doubtful
          accounts                                          (65)               (2,278)                 (274)
                                              --------------------  --------------------  -------------------

Accounts receivable, net                                  4,446                21,525                 2,590
                                              ====================  ====================  ===================



6.       INVENTORIES

Inventories comprised:

                                                    1 9 9 6                         1 9 9 7
                                              --------------------  -----------------------------------------
                                                    Rmb'000               Rmb'000              US$'000

Raw materials                                             2,653                 4,003                   482
Work-in-process                                             982                   532                    64
Finished goods                                            3,283                   849                   102
                                              --------------------  --------------------  -------------------

                                                          6,918                 5,384                   648

Less: Allowance for slow-moving and
    obsolete inventories                                      -                   (54)                   (6)
                                              --------------------  --------------------  -------------------

Inventories, net                                          6,918                 5,330                   642
                                              ====================  ====================  ===================



7.   PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment comprised:


                                                    1 9 9 6                         1 9 9 7
                                              --------------------  -----------------------------------------
                                                    Rmb'000               Rmb'000              US$'000


Property, machinery and equipment:
    Machinery and equipment                              11,426                17,521                 2,108
    Motor vehicles                                          231                 1,051                   126
    Furniture and office equipment                           20                   121                    15
                                              --------------------  --------------------  -------------------

Cost                                                     11,677                18,693                 2,249
Less: Accumulated depreciation                              (95)               (1,055)                 (126)
                                              --------------------  --------------------  -------------------

Property, machinery and equipment, net
                                                         11,582                17,638                 2,123
                                              ====================  ====================  ===================



8.   CONSTRUCTION-IN-PROGRESS

     Construction-in-progress represents land cost and factories and office buildings under construction in the PRC, which comprised:



                                                    1 9 9 6                         1 9 9 7
                                              --------------------  -----------------------------------------
                                                    Rmb'000               Rmb'000              US$'000


Land cost                                                24,700                52,611                 6,331
Construction costs                                        6,874                14,302                 1,721
Machinery                                                29,700                29,700                 3,574
                                              --------------------  --------------------  -------------------

                                                         61,274                96,613                11,626
                                              ====================  ====================  ===================



Private ownership of land is not allowed in the PRC; rather, entities acquire the right to use the land for a designated term. As of December 31, 1997, land cost represented the cost of acquiring the land use right to a plot of land of approximately 213 acres (1996 - 110 acres) in Beijing, the PRC for a period of 50 years commencing from the issuance date of the land use right certificate. The Group is in the process of completing the legal agreements relating to the acquisition of the land use right.

As of December 31, 1997, approximately 122 acres of land was under development.

9.   LICENSING COSTS


                                                    1 9 9 6                         1 9 9 7
                                              --------------------  -----------------------------------------
                                                    Rmb'000               Rmb'000              US$'000


Licensing costs                                           7,980                 7,980                   960
Less: Accumulated amortization                                -                  (444)                  (53)
                                              --------------------  --------------------  -------------------

Licensing costs, net                                      7,980                 7,536                   907
                                              ====================  ====================  ===================



Licensing costs represent fees paid to a third party to obtain the exclusive right to distribute and sell organic agriculture fertilizer manufactured by Beijing Opal in the PRC, Hong Kong, Taiwan and Macau for 18 years up to February 7, 2015.



10.  GOODWILL


                                                    1 9 9 6                         1 9 9 7
                                              --------------------  -----------------------------------------
                                                    Rmb'000               Rmb'000              US$'000


Goodwill                                                  1,658                 1,658                   200
Less: Accumulated amortization                              (34)                 (118)                  (14)
                                              --------------------  --------------------  -------------------

Goodwill, net                                             1,624                 1,540                   186
                                              ====================  ====================  ===================




11.  SHORT-TERM BORROWINGS

Short-term borrowings comprised:

                                                    1 9 9 6                         1 9 9 7
                                              --------------------  -----------------------------------------
                                                    Rmb'000               Rmb'000              US$'000


Short-term bank loan (a)                                      -                10,000                 1,203
Other loan (b)                                                -                   300                    36
                                              --------------------  --------------------  -------------------

                                                              -                10,300                 1,239
                                              ====================  ====================  ===================



Notes -

a. Short-term bank loan is denominated in Renminbi and bore interest at 9.5% per annum as of December 31, 1997. It was drawn in December 1997 for working capital purposes and is repayable within one year and renewable with the consent of the relevant bank. It is guaranteed by a third party in the PRC.

b. .Other loan from a third party in the PRC is denominated in Renminbi, unsecured, non-interest bearing and without pre-determined repayment terms. It was used to finance the construction of the Group's factories and office buildings.

Supplemental information with respect to the short-term bank loan for the year ended December 31, 1997 is as follows:



                                    Maximum amount     Average amount        Weighted           Weighted
                                     outstanding        outstanding          average             average
                                   during the year    during the year     interest rate       interest rate
                                                                          at the end of      during the year
                                                                               year
                                   -----------------  -----------------  -----------------   ----------------
                                       Rmb'000            Rmb'000


Short-term bank loan                        10,000                833              9.5%                9.5%
                                   =================  =================  =================   ================




12.  ACCRUED LIABILITIES

Accrued liabilities comprised:


                                                    1 9 9 6                         1 9 9 7
                                              --------------------  -----------------------------------------
                                                    Rmb'000               Rmb'000              US$'000


Accruals for operating expenses
    -  salary and bonus                                     199                   108                    13
    -  professional fees                                  1,036                 1,086                   130
Provision for welfare fund (a)                               40                   114                    14
Provision for pension fund (a)                               36                   109                    13
Others                                                      255                   252                    31
                                              --------------------  --------------------  -------------------

                                                          1,566                 1,669                   201
                                              ====================  ====================  ===================



Note -

a. Welfare fund is provided at 19% of total salary and pension fund is provided at 17% of total salary. The welfare fund is for welfare expenses of employees (see Note 18) and the pension fund is for the employees' retirement benefit (see Note 19).

INCOME TAXES

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which they operate. The British Virgin Islands entities (TSH, TSG and OAD) are incorporated under the International Business Companies Act of the British Virgin Islands and, accordingly, are exempted from payment of the British Virgin Islands income taxes. OAD carries on business in the PRC through Beijing Opal and, consequently, is subject to PRC enterprise income tax at a rate of 33% (30% state tax and 3% local tax). Beijing Opal also carries on business in the PRC and is subject to PRC enterprise income tax at a rate of 33% (30% state tax and 3% local tax). However, Beijing Opal is exempted from the state and local income taxes for two years starting from the first year of profitable operations and then is subject to a 50% reduction for the next ten years. The first profitable year for Beijing Opal was the year ended December 31, 1996. If the tax holiday for Beijing Opal did not exist, the Group's income tax expenses (net of minority interests) would have been increased by approximately nil, Rmb396,000 and Rmb263,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

The reconciliation of the statutory income tax rate in the PRC to the effective income tax rate based on loss before income taxes as stated in the consolidated statements of operations for the years ended December 31, 1996 and 1997 is as follows:


                                                                         1 9 9 6                1 9 9 7
                                                                    ------------------     ------------------


PRC statutory income tax rate                                                  (33%)                  (33%)

Non-taxable activities                                                          44%                   134%

Effect of tax exemption for the PRC joint venture                              (11%)                 (158%)

Deferred tax assets for which no benefit has been recognised due to establishment of valuation allowance (a)
                                                                                 -                    164%
                                                                    ------------------     ------------------

                                                                                 -                    107%
                                                                    ==================     ==================


Note -

(a) This represents the tax effect of the allowance for doubtful accounts of approximately Rmb1,458,000 offsetted by a valuation allowance due to uncertainties associated with the success of the Group's future operations (see Note 25.a).

NON-CURRENT PAYABLE

This represents the outstanding payable to acquire the right to use a plot of land of approximately 97 acres in Beijing, the PRC.



15.  LOAN FROM PRC JOINT VENTURE PARTNER

This represented a loan from the PRC joint venture partner - BOBF, for financing the operations of the Group, which is denominated in Renminbi, unsecured and non-interest bearing. BOBF has agreed not to demand the Group for repayment until the Group is financially capable to do so.



16.  LOANS FROM A SHAREHOLDER

As of December 31, 1996, loans from Bestalong, a major shareholder, amounted to approximately Rmb58,394,000 (equivalent to US$7,003,000), and were unsecured and non-interest bearing.

During the year ended December 31, 1997, approximately Rmb45,902,000 (equivalent to US$5,500,000) of the loans from Bestalong were capitalized by issuance of 11,000,000 shares of common stock, par value US$0.001, at US$0.50 per share.



17.  SHARE CAPITAL

a.   Common stock

     During the period from January 1, 1995 (the earliest date covered by the report) to June 5, 1997, the Company had authorized share capital of 50,000,000 shares of common stock, par value US$0.001 each, and outstanding share capital of 9,391,964 shares of common stock, par value US$0.001 each. On June 6, 1997, the Company reclassified its authorized share capital of 50,000,000 shares of common stock, par value US$0.001 each, into 49,000,000 shares of common stock, par value US$0.001 each, and 1,000,000 shares of preferred stock, par value US$0.001 each. Also, it effected a one-for-ten reverse stock split and, resulting in 939,196 shares of common stock, par value US$0.001 each, being outstanding. This reverse split has been reflected retroactively in the accompanying financial statements and all loss per common share computations.

a.   Common stock (Cont'd)

     On June 6, 1997, in connection  with the  acquisitions  of TSH and OAD (see
     Note 1), the Company issued 8,452,768 shares of common stock, par value $0.001 each (after the one-for-ten reverse stock split). On July 1, 1997, the Company issued 4,200,000 shares of common stock, par value US$0.001 each (after the one-for-ten reverse stock split), for a consideration of US$0.5 per share, in return for the cancellation of a promissory note of US$2,100,000 (equivalent to Rmb17,451,000) (see Note 1).

     On July 1, 1997, the Company issued 11,400,000 shares of common stock, par value US$0.001 each, for cash consideration of US$0.5 per share, and raised US$5,700,000 (equivalent to Rmb47,567,000).

     On September 29, 1997, the Company issued 11,000,000 shares of common stock, par value US$0.001 each, at US$0.5 per share to capitalize a loan from a shareholder amounting to US$5,500,000 (equivalent to Rmb45,902,000, see Note 16).

b.   .Preferred stock

     On June 6, 1997, the Company authorized the creation of 1,000,000 shares of preferred stock, par value US$0.001 each, and authorized its board of directors to assign these preferred stock to different series and to fix the related designation, powers, preference and rights of the shares.

     On June 6, 1997, in connection  with the  acquisitions  of TSH and OAD (see
     Note 1), the Company issued 100,000 shares of Series A preferred stock, par value US$0.001 each. The Series A preferred stock carries preferential rights to dividends, is not subject to redemption and has liquidation preference of US$0.001 per share. Also, the 100,000 shares of Series A preferred stock carry voting rights of 30% of the total voting rights on all corporate matters.



18.  DISTRIBUTION OF INCOME

     At present, a major portion of the Group's income is contributed by Beijing Opal. Income of Beijing Opal as determined under generally accepted accounting principles in the PRC is distributable to its joint venture partners after transfer to (i) contributory dedicated capital as required under PRC government regulations and the joint venture's articles of association, and (ii) discretionary dedicated capital as determined by Beijing Opal's board of directors. Discretionary capital includes a salary fund and a staff welfare fund. Contributory dedicated capital is a form of legal reserve fund. Contributory and discretionary dedicated capital is not distributable in the form of dividends. In the financial statements prepared under US GAAP, amounts designated for payments of employee salary and welfare of approximately Rmb40,000 and Rmb74,000 for the years ended December 31, 1996 and 1997 have been charged to income and the related provisions are reflected as accrued liabilities in the balance sheets as of December 31, 1996 and 1997.

     A reconciliation of the consolidated accumulated loss reported under US GAAP to that reported under PRC GAAP as of December 31, 1996 and 1997 is as follows:



                                                    1 9 9 6                         1 9 9 7
                                              --------------------  -----------------------------------------
                                                    Rmb'000               Rmb'000              US$'000


Accumulated loss, under PRC GAAP
                                                         (3,567)               (2,610)                 (315)

Increase in allowance for doubtful
    accounts                                                  -                (1,458)                 (175)

Increase in allowance for obsolete
    inventories                                               -                   (54)                   (6)

Amortization of goodwill                                    (34)                  (84)                  (10)
                                              --------------------  --------------------  -------------------

Accumulated loss, under US GAAP
                                                         (3,601)               (4,206)                 (506)
                                              ====================  ====================  ===================



19.  RETIREMENT PLAN

     The Group's employees in the PRC are all employed by Beijing Opal. As stipulated by PRC regulations, Beijing Opal maintains a defined contribution retirement plan for all of its employees. All retired employees are entitled to an annual pension equal to their basic annual salary upon retirement. Beijing Opal contributes to a state sponsored retirement plan approximately 17% of the basic salary of its employees, and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions. The state sponsored retirement plan is responsible for the entire pension obligations payable to retired employees. Beijing Opal's contribution was approximately Rmb36,000 and Rmb73,000 for the years ended December 31, 1996 and 1997, respectively.

     The Group has no other retirement plan for its employees outside the PRC.

20.  NET SALES AND COST OF GOODS SOLD

Net sales and cost of goods sold comprised:


                                       1 9 9 5            1 9 9 6                      1 9 9 7
                                   -----------------  -----------------  ------------------------------------
                                       Rmb'000            Rmb'000            Rmb'000             US$'000


Net sales to related companies
    (Note 23)                                    -             20,045             14,609               1,758
Cost of goods sold (Note 23)
                                                 -            (19,531)           (14,609)             (1,758)
                                   -----------------  -----------------  -----------------   ----------------

                                                 -                514                  -                   -

Net sales to third parties                       -              3,842             23,055               2,774
Cost of goods sold (Note 23)
                                                 -               (944)           (11,127)             (1,339)
                                   -----------------  -----------------  -----------------   ----------------

                                                 -              2,898             11,928               1,435
                                   -----------------  -----------------  -----------------   ----------------

         Gross profit                            -              3,412             11,928               1,435
                                   =================  =================  =================   ================



21.  COMMITMENTS

     The Group had capital commitments amounting to approximately Nil and Rmb5,065,000 as of December 31, 1996 and 1997, respectively, for construction of factories and office buildings in the PRC, and approximately Rmb36,300,000 and Rmb3,300,000 as of December 31, 1996 and 1997, respectively, for purchases of machinery and equipment.



22.  BANKING FACILITIES

     The Group had banking facilities of approximately Nil and Rmb10,000,000 as of December 31, 1996 and 1997, respectively, for short-term bank loans. The facilities was fully utilized as of December 31, 1997. These facilities were secured by a guarantee given by a third party in the PRC.

23.  RELATED PARTY TRANSACTIONS

Name and relationship of related parties:

                                                                                  Relationships with the
Name of related parties                                                                   Company
--------------------------------------------------------------------------     ------------------------------


Bestalong Group Inc. ("Bestalong")                                              Parent company

Oriental Alliance Limited                                                       Subsidiary of Bestalong
                                                                                   Group Inc.

Agriculture and Production Information Company ("APIC")                         Holding company of BOBF


Beijing Komix Vigour Property Liquid Fertilizer Co. Ltd. ("BKVPL")              Affiliated company of BOBF

Komix Asia Pacific Company Limited ("KAP")                                      Common directors

Fuzhou Opal Company Limited ("Fuzhou Opal")                                     Common director


Summary of related party balances and transactions is as follows:


                                             1 9 9 5           1 9 9 6                   1 9 9 7
                                         ----------------  ----------------  ---------------------------------
                                             Rmb'000           Rmb'000          Rmb'000           US$'000

Due from a shareholder
   - Bestalong (a)                                     -                 -             2,100              252

Due from a related company
   - Oriental Alliance Limited (b)                     -               749                 -                -

Due from a director
   - Mr. Chen Long Chen (b)                            -                 5                19                2

Accounts payable to related companies
   (c)
   - APIC                                              -             1,260             4,072              490
   - KAP                                               -               356                 -                -
   - BKVPL                                             -             4,435                 -                -

Sales to related companies (d)
   - APIC                                              -            19,423            14,609            1,758
   - Fuzhou Opal                                       -               622                 -                -

Purchases from related companies (e)
   -  APIC                                             -                 -             3,648              439
   -  KAP                                              -             2,164                 -                -
   -  Bestalong                                        -                 -             2,568              310

Rental expenses paid to
   - APIC                                              -                 -                29                3
   - Bestalong                                         -               290               831              100

Management fees paid to directors (f)
   - Mr. Michael William Botts                         -               348               357               43
   - Mr. Chen Long Chen                                -               522               897              108

Common stock issuance expenditures
   paid to a director
   -   Mr. Raul Sanchez-Elia                           -                 -             1,330              160


Notes -

a.   This   represented   advances  to  Bestalong   which  were   unsecured  and
     non-interest bearing. The advances were settled subsequent to December 31, 1997.

b. The balances due from a related company and a director were unsecured, non-interest bearing and without pre-determined repayment terms.

c. These represented payables on purchases of raw materials from related companies in the ordinary course of business.

d. Sales to APIC were at a mark-up of 0.5% for the year ended December 31, 1996 and at cost for the year ended December 31, 1997. Sales to Fuzhou Opal were made in the ordinary course of business.

e. Purchases from related companies were made at the original cost with no mark-up being charged.

f. These represent management fees paid to Mr. Michael William Botts and Mr. Chen Long Chen for the provision of executive services.

In addition, the Group reimbursed Bestalong for expenditures (both capital and operating in nature) incurred by Bestalong on behalf of the Group. Such reimbursements amounted to approximately Nil, Rmb58,394,000 and Rmb25,020,000 during the years ended December 31, 1995, 1996 and 1997.



24.  SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION

a. On August 6, 1996, TSG acquired a 55% interest in Beijing Opal for cash consideration of approximately Rmb1,159,000. Details of assets acquired and liabilities assumed were as follows:


                                                                      Rmb'000
                                                                  --------------

    Cash and bank deposits                                               564
    Accounts receivable                                                4,820
    Prepayments and other current assets                                  76
    Inventories                                                        4,289
    Property, machinery and equipment                                  2,292
    Accounts payables                                                 (7,996)
    Accrued expenses                                                  (1,195)
    Loans from Bestalong Group Inc.                                   (3,757)
                                                                  --------------

      Net liabilities assumed as of the date of acquisition             (907)
                                                                  ==============

a.  (Cont'd)
                                                                      Rmb'000
                                                                  --------------

     Share of net liabilities as of the date of acquisition (55%)        (499)
     Goodwill                                                           1,658
                                                                  --------------

     Consideration satisfied in cash                                    1,159
                                                                  ==============

      Net cash outflow:
        Cash paid                                                      1,159
        Cash and bank deposits acquired                                 (564)
                                                                  --------------

                                                                         595
                                                                  ==============

b.   Non cash items:

     During the year ended December 31, 1997, the Company issued 11,000,000 shares of common stock by capitalization of a loan from a shareholder of approximately Rmb45,902,000 (equivalent of US$5,500,000). In addition, during the year ended December 31, 1997, the Company issued 4,200,000 shares of common stock by the cancellation of a promissory note of approximately Rmb17,451,000 (equivalent of US$2,100,000) (See Note 17.a).



25.  OPERATING RISKS

a.   Limited operating history

     The Group reorganized and commenced its operations in trading and manufacturing of organic agricultural fertilizers in August 1996, and such operations were still in the development stage as of December 31, 1997. The Group incurred losses from continuing operations (net of minority interests) of approximately Rmb3,601,000 and Rmb605,000 for the years ended December 31, 1996 and 1997, respectively, and had accumulated losses amounting to approximately Rmb3,601,000 and Rmb4,206,000 as of December 31, 1996 and 1997, respectively. The Group's operations are subject to all the risks inherent in an emerging business enterprise. These include, but are not limited to, competition from other fertilizer manufacturers, the need to expand production and distribution, and slow settlement of billings to new customers. Realization of the Group's investment in assets is dependent on the success of its future operations.

b.   Dependence strategic relationship

     The Group conducts its operations in the PRC through an equity joint venture with BOBF as described in Note 1. Any deterioration of this strategic relationship could have an adverse effect on the operations and financial position of the Group.

25.  OPERATING RISKS (Cond't)

c.   Concentration of credit risk

     A substantial portion of the Group's sales is made to a small number of customers on an open account basis and generally no collateral is required. Details of individual customers accounting for more than 5% of the Group's sales are as follows:


                                                                         1 9 9 6                1 9 9 7
                                                                    ------------------     ------------------

          Agriculture and Production Information Company,
              a related party
                                                                                81.3%                  38.9%
          Heng Yang Agriculture and Technology Development
              Company
                                                                                 -                     11.6%
          Yunnan Xing Long Agriculture and Trade Development
              Centre
                                                                                 1.4%                  11.4%
          Xin Jiang Agriculture and Science Institute
                                                                                 -                      8.2%
          Gansu Nong Ken Technological Development Company

                                                                                 1.2%                   5.2%
                                                                    ==================     ==================


     Concentration of accounts receivable as of December 31, 1996 and 1997 is as follows:


                                                                         1 9 9 6                1 9 9 7
                                                                    ------------------     ------------------


     Five largest accounts receivable                                      82.9%                  68.6%
                                                                    ==================     ==================


     The Group performs ongoing credit evaluation of each customer's financial condition. It maintains reserves for potential credit losses and such losses in aggregate have not exceeded management's projections. As of December 31, 1997, the Group maintained a specific provision of Rmb 1,458,000 and a general provision of 3% of the remaining balance against its trade receivables. The Directors, in their opinion, consider that the risk of recoverability of the outstanding receivable is minimal.

25.  OPERATING RISKS (Cond't)

d.   Concentration of suppliers

     The Group purchases raw material from a number of suppliers. Details of individual suppliers accounting for more than 5% of the Group's purchases are as follows:


                                                                         1 9 9 6                1 9 9 7
                                                                    ------------------     ------------------


          Purchases from:
          Agriculture and Production Information Company
                                                                         85.4%                  15.9%
          Shun Yi County Chemical Fertilizer factory
                                                                            -                   63.7%
          Bestalong                                                         -                    9.8%
                                                                    ==================     ==================


e.   Country risk

     Substantially all of the Group's operations are conducted by its subsidiary Beijing Opal, in the PRC and, accordingly, the Group is subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Group's results may be affected by, among other things, changes in the political and social conditions in the PRC and changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation. The PRC government has implemented economic reform policies in recent years, and these reforms may be refined or changed by the government at any time. It is also possible that a change in the PRC leadership could lead to changes in economic policy.

     In addition, a substantial portion of the Group's revenue is denominated in Renminbi ("Rmb"), which must be converted into other currencies before remittance outside the PRC. Both the conversion of Renminbi into other foreign currencies and the remittance of foreign currencies abroad require approvals of the PRC government.

26.  OTHER SUPPLEMENTAL INFORMATION

     The following items were included in the consolidated statements of operations:


                                    1 9 9 5             1 9 9 6                       1 9 9 7
                               ------------------   -----------------   -------------------------------------
                                    Rmb'000             Rmb'000             Rmb'000             US$'000


Depreciation of property,
    machinery and equipment
                                              -                   53                 960                115

Amortization expense
    -  Licensing costs                        -                    -                 444                 53
    -  Goodwill                               -                   34                  84                 10

Advertising expenses                          -                   50                 668                 80

Provision for bad and
    doubtful accounts                         -                   65               2,213                266

Provision for slow-moving
    and obsolete inventories
                                              -                    -                  54                   6

Rental expenses                               -                  290                 860                103

Salary and employee benefits
                                              -                   76                 154                 19

Repair and maintenance
    expense                                   -                    8                  72                  9

Net foreign exchange loss
                                              -                    -                  38                  5

Interest expenses                             -                   18                   -                  -

Interest income                               -                   12                  77                  9
                               ==================   =================   =================   =================
