Form 10KSB/A
period 1997-12-31
OPAL TECHNOLOGIES INC
filed 1998-05-07
CIK 826405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                Amendment No. 1

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

Changes in Financial Condition, Liquidity and Capital Resources

     For the past twelve months, the Company has funded its operations and capital requirements with loans from both its parent company and PRC joint-venture partner, the sale of common stock and from bank loans. As of December 31, 1997, the Company had cash USD1,453,000 (RMB12,078,000) and working capital of USD3,022,000 (RMB25,120,000). This compares with cash of $67,000 and working capital of $545,000 as of December 31, 1996.

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

     Net  cash  used  in  investing   activities   increased   to   USD5,421,000
(RMB45,050,000) for the year-ended December 31, 1997 from USD2,400,000 (RMB19,902,000) for the year-ended December 31, 1996. This increase resulted from additional expenditures for the acquisition of machinery, equipment and land an advance to a director and an advance to a shareholder which were partially offset by the repayment of an advance from a related party.

     Net  cash  provided  by  financing  activities  increased  to  USD5,827,000
(RMB48,421,000)   for  the  year-ended   December  31,  1997  from  USD3,211,000
(RMB26,615,000)   for  the  year-ended  December  31,  1996.  This  increase  is attributable to proceeds from the issuance of common stock, loans from the parent company, loans from PRC joint venture partner and bank loans which were partially offset by the repayment of a loan to the parent company.

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

                                                  OPAL TECHNOLOGIES, INC.



                                                   By: /s/  John Koon
                                                     ---------------------------
                                                         John Koon, President

Dated:  May 6, 1998


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



        Signature                                        Title                                     Date
     ---------------                                   ---------                                 --------

/s/  John Koon
-----------------------------               Chairman of the Board, President, Chief
John Koon                                   Executive Officer and Director                   May 6, 1998

/s/  Antonio C.K. Young
----------------------------                Vice President, Chief Operating Officer
Antonio C.K. Young                          and Director                                     May 6, 1998

/s/  Long Chen Chen
----------------------------                Vice President, Sales and Marketing and
Long Chen Chen                              Director                                         May 6, 1998

/s/  Michael W. Botts
----------------------------                Vice President of Research and
Michael W. Botts                            Development and Director                         May 6, 1998

/s/  Raul F. Sanchez-Elia
----------------------------                Director
Raul F. Sanchez-Elia                                                                         May 6, 1998

/s/  James H. Shane
----------------------------                Director
James H. Shane                                                                               May 6, 1998

/s/  James Wong
----------------------------                Director                                         May 6, 1998
James Wong


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





ARTHUR ANDERSEN & CO.
Certified Public Accountants
Hong Kong





Hong Kong,
March 31, 1998.

                     OPAL TECHNOLOGIES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1997




                                                  Note         1 9 9 6                   1 9 9 7
                                                ---------  ----------------  ---------------------------------
                                                               Rmb'000          Rmb'000           US$'000

ASSETS

Current assets:
   Cash and bank deposits                                              560            12,078            1,453
   Accounts receivable, net                        5                 4,446            21,525            2,590
   Due from a shareholder                          23                    -             3,430              412
   Due from a director                             23                    5                19                2
   Due from a related company                      23                  749                 -                -
   Prepayments and other current assets                                155               212               26
   Inventories, net                                6                 6,918             5,330              642
                                                           ----------------  ---------------  ----------------

         Total current assets                                       12,833            42,594            5,125

   Property, machinery and equipment, net          7                11,582            17,638            2,123
   Construction-in-progress                        8                61,274            96,613           11,626
   Licensing costs, net                            9                 7,980             7,536              907
   Goodwill, net                                   10                1,624             1,540              186
                                                           ----------------  ---------------  ----------------

         Total assets                                               95,293           165,921           19,967
                                                           ================  ===============  ================

LIABILITIES, MINORITY INTERESTS AND
   SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                           11                    -            10,300            1,239
   Accounts payable                                                  6,750             5,190              625
   Accrued liabilities                             12                1,566             1,669              201
   Taxation payable                                13                    -               315               38
                                                           ----------------  ---------------  ----------------

         Total current liabilities                                   8,316            17,474            2,103

Non-current payable                                14                    -            23,911            2,877

Loan from PRC joint venture partner                15                2,269             5,315              639

Loans from a shareholder                           16               58,394                 -                -
                                                           ----------------  ---------------  ----------------

         Total liabilities                                          68,979            46,700            5,619
                                                           ----------------  ---------------  ----------------

Minority interests                                                  22,008            22,005            2,649
                                                           ----------------  ---------------  ----------------

Shareholders' equity:
   Common stock, par value US$0.001:
     - authorized - 49,000,000 shares as of
         December 31, 1996 and 1997
     - outstanding and fully paid -
         13,591,964 shares as of December
         31, 1996 and 35,991,964 shares as
         of December 31, 1997                      17                  113               299               36
   Preferred stock, par value US$0.001:
     -  -Authorized - 1,000,000 shares as of
         December 31, 1996 and 1997
     - outstanding and fully paid - 100,000
         shares as of December 31, 1996 and        17                    1                 1                -
         1997
   Additional paid-in capital                                        8,205           101,488           12,213
   Accumulated losses                                               (3,601)           (4,206)            (506)
   Cumulative translation adjustments                                 (412)             (366)             (44)
                                                           ----------------  ---------------  ----------------

         Total shareholders' equity                                  4,306            97,216           11,699
                                                           ----------------  ---------------  ----------------

         Total liabilities, minority
           interests and shareholders' equity                       95,293           165,921           19,967
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

                     OPAL TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997



                                               1 9 9 5          1 9 9 6                  1 9 9 7
                                            ---------------  --------------- --------------------------------
                                               Rmb'000          Rmb'000         Rmb'000          US$'000

Cash flows from operating activities:
Net loss                                           (2,960)          (7,241)           (605)             (73)
Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities -
   Depreciation of property, machinery
     and equipment                                      -               53             960              115
   Amortization of goodwill                             -               34              84               10
   Amortization of licensing costs                      -                -             444               53
   Loss from discontinued operations                2,960            1,944               -                -
   Net loss on disposal of discontinued                 -            1,696               -                -
     operations
   Change in discontinued operations                   58             (149)              -                -
   Minority interests                                   -              982              (3)               -
(Increase) Decrease in operating assets -
   Accounts receivable, net                             -              374         (17,079)          (2,055)
   Prepayments and other current assets                 -              (79)            (57)              (7)
   Inventories, net                                     -           (2,629)          1,588              191
Increase (Decrease) in operating
   liabilities -
   Accounts payable                                     -           (1,246)         (1,560)            (187)
   Accrued liabilities                                  -              371             103               13
   Taxation payable                                     -                -             315               38
   Non-current payable                                  -                -          23,911            2,877
                                            ---------------  --------------- ---------------  ---------------

         Net cash provided by (used in)
           operating activities                        58           (5,890)          8,101              975
                                            ===============  =============== ===============  ===============

Cash flows from investing activities:
   Acquisition of property, machinery
     and equipment                                      -          (10,573)        (42,355)          (5,097)
   Net cash outflow from acquisition of
     a subsidiary (Note 24)                             -             (595)              -                -
   Acquisition of license right                         -           (7,980)              -                -
   Advance to a shareholder                             -                -          (3,430)            (412)
   Advance to a director                                -               (5)            (14)              (2)
   (Advance to) Repayment from a related                -             (749)            749               90
     company
                                            ---------------  --------------- ---------------  ---------------

         Net cash used in investing                     -          (19,902)        (45,050)          (5,421)
           activities
                                            ---------------  --------------- ---------------  ---------------

Cash flows from financing activities:
   Issuance of common stock, net of
     issuance expenditures                              -                -          47,567            5,724
   New loans from a shareholder                         -           26,303          25,020            3,011
   New loans from PRC joint venture                     -                -           3,046              367
     partner
   New short-term bank loan                             -                -          10,000            1,203
   Other loans                                          -                -             300               36
   Repayment of loans from a shareholder                -                -         (37,512)          (4,514)
   Others                                               -              312               -                -
                                            ---------------  --------------- ---------------  ---------------

         Net cash provided by financing                 -           26,615          48,421            5,827
           activities
                                            ---------------  --------------- ---------------  ---------------

Effect of cumulative translation                        -             (412)             46                5
   adjustments
                                            ---------------  --------------- ---------------  ---------------

Net increase in cash and bank deposits                 58              411          11,518            1,386

Cash and bank deposits, as of beginning                91              149             560               67
   of year
                                            ---------------  --------------- ---------------  ---------------

Cash and bank deposits, as of end of year             149              560          12,078            1,453
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

                     OPAL TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997



                                 Common stock          Preferred stock      Additional             Cumulative
                             ---------------------- ----------------------
                             Number                 Number of               paid-in    Accumulated translation
                             of shares    Amount      shares     Amount      capital     losses    adjustments
                             ---------- ----------- ----------- ----------  ---------- ----------- -----------
                               '000      Rmb'000       '000      Rmb'000     Rmb'000    Rmb'000     Rmb'000


Balance as of January 1,        13,592        113         100           1      28,925    (14,120)          -
   1995

Net loss                             -          -           -           -           -     (2,960)          -

Translation adjustments              -          -           -           -           -          -           -
                             ---------- ----------- ----------- ----------  ---------- ----------- ----------

Balance as of January 1,        13,592        113         100           1      28,925    (17,080)          -
   1996

Net loss                             -          -           -           -           -     (7,241)          -

Accumulated loss
   capitalized (Note 1)              -          -           -           -     (20,720)    20,720           -

Translation adjustments              -          -           -           -           -          -        (412)
                             ---------- ----------- ----------- ----------  ---------- ----------- -----------

Balance as of December          13,592        113         100           1       8,205     (3,601)       (412)
   31, 1996

Issuance of common stock
   for cash                     11,400         95           -           -      47,472          -           -

Issuance of common stock
   by capitalization of
   loan from a                  11,000         91           -           -      45,811          -           -
   shareholder (Note 16)

Net loss                             -          -           -           -           -       (605)          -

Translation adjustments              -          -           -           -           -          -          46
                             ---------- ----------- ----------- ----------  ---------- ----------- -----------

Balance as of December          35,992        299         100           1     101,488     (4,206)       (366)
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
