Form 10QSB
period 1998-03-31
OPAL TECHNOLOGIES INC
filed 1998-05-15
CIK 826405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                       Commission File Number 33-18834-LA

                             OPAL TECHNOLOGIES, INC.
          -------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                         87-0306464
-------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         Suite 4704, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                  852-2541-1999
                            -------------------------
                           (Issuer's telephone number)

                                       N/A
               ---------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past ninety (90) days. Yes   X   No
                          ------   -------

     As of May 12, 1998, 35,991,954 shares of Common Stock of the issuer were outstanding.

                             OPAL TECHNOLOGIES, INC.
                                   FORM 10-QSB

                                      INDEX
                                                                        Page
                                                                       -------
PART I - FINANCIAL INFORMATION

ITEM 1 . Financial Statements

    Consolidated Balance Sheets as of March 31, 1998 and
    December 31, 1997..................................................    3

    Unaudited Consolidated Statements of Operations-for the
     three months ended March 31, 1998 and 1997........................    4

    Unaudited Consolidated Statements of Cash Flows-for the
     three months ended March 31, 1998 and 1997........................    5

    Notes to Consolidated Financial Statements.........................    6

ITEM 2.  Management's Discussion and Analysis or Plan of Operations....    7

PART II - OTHER INFORMATION............................................    9

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET


                                                                    December 31,
                                                   March 31, 1998      1997
                                                  ---------------- -------------
                                                      US$`000         US$`000
                                                  ---------------- -------------
ASSETS:

Current assets:
         Cash and bank deposits                    $      83         $    1,453
         Accounts receivable, net                      2,765              2,590
         Due from a shareholder                          383                412
         Due from a director                              (1)                 2
         Due from a related company                        -
         Prepayments and other current assets             35                 26
         Inventories, net                                841                642
                                                   ----------         ----------
                  Total current assets                 4,106              5,125
Property, machinery  and equipment, net                8,929              2,123
Construction-in-progress                               5,706             11,626
Licensing costs, net                                     895                907
Goodwill, net                                            183                186
                                                   ----------         ----------
                  Total assets                        19,819             19,967
                                                   ==========         ==========
LIABILITIES AND MINORITY INTERESTS AND
    SHAREHOLDERS' EQUITY

Current liabilities:
         Short-term borrowings                         1,627              1,239
         Accounts payable                                380                625
         Accrued liabilities                             103                201
         Taxation payable                                 38                 38
                                                   ----------         ----------
                  Total current liabilities            2,148              2,103
Non-current payable                                    2,700              2,877
Loans from PRC joint partner                             640                639
Loans from a shareholder                                   -                  -
                                                   ----------         ----------
                  Total liabilities                    5,488              5,619
                                                   ----------         ----------
Minority interests                                     2,635              2,649
                                                   ----------         ----------

Shareholders' equity:
  Common stock; par value US$0.001:
  -   authorized - 49,000,000 shares
      as of December 31, 1997 and
      1998
  -   outstanding and fully paid -
      35,991,954 shares as of December
      31, 1997 and March 31, 1998                         36                 36
  Preferred stock, par value US$0.001:
  -   authorized - 1,000,000 shares as of
      December 31, 1997 and 1998
  -   outstanding and fully paid -
      100,000 shares as of December 31,
      1997 and 1998                                        -
  Additional paid-in capital                          12,213             12,213
  Accumulated losses                                    (524)              (506)
  Cumulative translation adjustments                     (29)               (44)
                                                   -----------        ----------
        Total shareholders' equity                $   11,696         $   11,699
                                                   -----------        ----------
        Total liabilities, minority interests
        and shareholders' equity                  $   19,819         $   19,967
                                                   ===========        ==========


            See Notes to Unaudited Consolidated Financial Statements

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       For the three months
                                                              ended
                                                            March 31,
                                              ----------------------------------
                                                   1998                1997
                                              -------------       --------------
                                                  US$`000            US$`000
                                              -------------       --------------
Net sales                                     $      440          $       412
Cost of goods sold                                  (220)                (142)
                                              -------------       --------------
   Gross profit                                      220                  270
Selling, general and administrative expenses        (216)                (197)
Interest expense                                     (36)                   -
Interest income                                        -                    1
Other expenses, net                                    -                    -
                                              -------------       --------------
   Loss before income taxes                          (32)                  74
Provision for income taxes                             -                    -
                                              -------------       --------------
   Profit (loss) before minority interests           (32)                  74
Minority interest                                     14                  (12)
                                              -------------       --------------
   Net income/(loss)                                 (18)                  62
                                              =============       ==============
Weighted Average Number of Shares Outstanding 35,991,954           13,591,964
Loss per common share                              (0.00)                0.00
                                              =============       ==============


            See Notes to Unaudited Consolidated Financial Statements

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             For the three months ended
                                                                                      March 31,
                                                                        ---------------------------------
                                                                             1998               1997
                                                                        ---------------   ---------------
                                                                            US$`000            US$`000
                                                                        ---------------   ---------------

Cash flow from operating activities
Net income/(losses)                                                             (18)             62
Adjustments to reconcile net income /(loss) to net cash provided by /
(used in) operating activities -
         Depreciation of property, machinery & equipment                         21              24
         Amortization of good will                                                3               2
         Amortization of licensing costs                                         12              13
         Minority interest                                                      (14)             12
(Increase)/Decrease in operating assets -
         Accounts receivable, net                                              (175)           (399)
         Prepayments, and other current assets                                   (9)            (99)
         Inventories, net                                                      (199)             31
Increase /(Decrease) in operating liabilities -
         Accounts payables                                                     (245)            172
         Accrued liabilities                                                    (98)            (37)
         Taxation payable                                                         -               -
         Non-current payable                                                   (177)              -
                                                                        ------------     -----------
              Net cash provided by/(used in) operating activities              (898)           (219)
                                                                        ------------     -----------
Cash flows from investing activities
Acquisition of property, machinery & equipment                                 (908)             (6)
(Advance to) Repayment from a shareholder                                        29               -
(Advance to) Repayment from a director                                            3              (5)
(Advance to) Repayment from a related company                                     -              90
                                                                        ------------     -----------
              Net cash provided by/(used in) investing activities              (876)             79
                                                                        ------------     -----------
Cash flows from financing activities
        Issuance of common shares                                                 -               -
        New loans from a shareholder                                              -             161
        New loans from PRC joint venture partner                                  1              (2)
        Net short-term bank loan                                                364               -
        Other loans                                                              24
        Repayment of loans from a shareholder
                                                                        ------------     -----------
              Net cash provided by/(used in) financing activities               389             159
                                                                        ------------     -----------
Effect of cumulative translation adjustments                                     15              46
Net increase / (decrease) in cash and bank deposits                          (1,370)             65
                                                                        ------------     -----------
Cash and bank deposits, as of beginning of period                             1,453              67
                                                                        ------------     -----------
Cash and bank deposits, as of end of period                                      83             132
                                                                        ============     ===========


            See Notes to Unaudited Consolidated Financial Statements

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS



1.   INTERIM PRESENTATION

     The interim financial statements were prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1997 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-KSB for the year ended December 31, 1997. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

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

3.   MINORITY INTEREST

     The minority interest reflects the 45% interest held by a non-related party in Beijing Opal Agriculture Biochemistry, Co. Ltd., a PRC joint-venture engaged in the manufacture and production of organic agricultural fertilizer.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS

Material Changes in Results of Operations

Three Months Ended September 30, 1997 Compared to the Three Months Ended September 30, 1996.

Net Sales. Net sales for the three months ended March 31, 1998 increased by US$28,000 or 7% to US$440,000 from US$412,000 for the three months ended March 31, 1997. This increase resulted from increased production of liquid fertilizer made possible by the new manufacturing facility.

Gross Profits. Gross profits for the three months ended March 31, 1998 decreased by US$50,000 or 18% to US$220,000 from US$270,000 for the same period last year. The gross profit as a percent of sale for the three months ended March 31, 1998 dropped to 50% compared to 65% for the three months ended March 31, 1997. The decrease in gross profit as a percent of sale is due to a one-off special discount from the supplier of a key raw materials in the first quarter of 1997 which was not available in the current year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 1998 increased by US$19,000 or 10% to US$216,000 from US$197,000 for the corresponding period of the prior year due to additional sales expenses and additional supervisory costs associated with the dry fertilizer line now being installed.

Net Loss. The net loss for the three months ended March 31, 1998 was US$18,000 compared with net profit of US$62,000 for the corresponding period of the prior year. The net loss is attributable to a combination of lower gross profit margins, higher selling, general and administrative expenses and a small increase in interest expense.

Changes in Financial Condition, Liquidity and Capital Resources

     For the past  twelve  months,  the Company  has funded its  operations  and capital requirements with loans from the parent company and its PRC joint-venture partner, the sale of common stock and a bank loan. As of March 31, 1998, the Company had cash US$83,000 and working capital of US$1,958,000. This compares with cash of US$132,000 and working capital of US$858,000 as of March 31, 1997.

     Net cash used in operating activities increased to US$898,000 for the three months ended March 31, 1998 from US$219,000 for the three months ended March 31, 1997. This increase resulted from an increase in the loss from operations, accounts receivable, other assets and inventories and a decrease in accounts payable, accrued liabilities and non-current payables.

     Net cash used in investing activities increased to US$876,000 for the three months ended March 31, 1997. This increase is primarily due to additional expenditures for the acquisition of machinery and equipment which was partially offset by an advance from a shareholder.

     Net cash provided by financing activities increased to US$389,000 for the three months ended March 31, 1998 from US$159,000 for the three months ended March 31, 1997. This increase is attributable to proceed from a bank loan and other loans.

     The Company is currently installing its solid fertilizer production line and anticipates having this line operational during the third quarter of 1998. The Company anticipates that this will require approximately US$2,250,000 for completion of the solid fertilizer line and the additional working capital needed to operate this line. For this purpose, the Company has arranged a short-term loan from a related party. Apart from this loan, the Company does not believe it will require additional capital for the next twelve months unless it accelerates its plan to build an additional facility.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

          1. Form 8-K of the Company dated January 16, 1998 reporting on the change in the Registrant's Certifying Accountant.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              OPAL TECHNOLOGIES, INC.


Date: May 15,  1998                           By:
                                                --------------------------------
                                                John K. C. Koon
                                                President and Chief Executive
                                                Officer



Dated: May 15, 1998                           By:
                                                --------------------------------
                                                Kenneth Poon
                                                Chief Financial Officer