Form 10QSB
period 1998-06-30
OPAL TECHNOLOGIES INC
filed 1998-08-19
CIK 826405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
         1934

              For the transition period from__________to__________.

                       Commission File Number 33-18834-LA

                             OPAL TECHNOLOGIES, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                        87-0306464
--------------------------------             -----------------------------------
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

                                       N/A
               --------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past ninety (90) days. Yes  X   No
                          -----   -----

     As of August 15, 1998, 35,991,954 shares of Common Stock of the issuer were outstanding.

                             OPAL TECHNOLOGIES, INC.
                                   FORM 10-QSB

                                      INDEX
                                                                        Page
                                                                       -------
PART I - FINANCIAL INFORMATION

ITEM 1 .  Financial Statements

             Consolidated Balance Sheets as of June 30, 1998 and
             December 31, 1997.........................................   3

             Consolidated Statements of Operations-for the three
               months and six months ended June 30, 1998 and 1997......   4

             Consolidated Statements of Cash Flows-for the three
               months and six months ended June 30, 1998 and 1997......   5

             Notes to Consolidated Financial Statements................   6

ITEM 2.  Management's Discussion and Analysis or Plan of Operations....   7

PART II - OTHER INFORMATION............................................   9

                         PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                                                                  6/30/98                    12/31/97
                                                                             -------------------      ---------------------
                                                                                  US$'000                     US$'000
                                                                             -------------------      ---------------------

ASSETS
Current assets                                                                           134                      1,453
      Cash and bank deposits                                                           3,081                      2,590
      Accounts receivable, net                                                            18                        412
      Due from a shareholder                                                               -                          2
      Due from a director                                                                  -
      Due from a related company                                                          66                         26
      Prepayments and other current assets                                               791                        642
      Inventories, net
                                                                             ---------------           -----------------
            Total current assets                                                       4,090                      5,125
Property, machinery and equipment, net                                                 9,515                      2,123
Construction-in-progress                                                               5,783                        625
Licensing costs, net                                                                     881                        201
Goodwill, net                                                                            181                         38
                                                                             ---------------           -----------------
            Total assets                                                              20,450                      2,103
                                                                             ===============           =================
LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS' EQUITY
                                                                             ===============           =================
Current liabilities:
      Short-term borrowings                                                            1,976                      1,239
      Accounts payable                                                                   500                        625
      Accrued liabilities                                                                 72                        201
      Taxation payable                                                                    38                         38
                                                                             ---------------           -----------------
            Total current liabilities                                                  2,586                      2,103
Non-current payable                                                                    2,700                      2,877
Loans from PRC joint venture partner                                                     640                        639
Loans from a shareholder                                                                 282
                                                                             ---------------           -----------------
            Total liabilities                                                          6,208                      5,619
                                                                             ---------------           -----------------
Minority interests                                                                     2,634                      2,649
Shareholders' equity:
      Common stock, par value US$0.001:
      -     authorized - 49,000,000 shares as of December 31, 1997 and
            June 30, 1998                                                                 36                         36
      -     outstanding and fully paid - 35,991,964 shares as of December
            31, 1997 and June 30, 1998
      Preferred stock, par value US$0.001:
      -     authorized - 1,000,000 shares as of December 31, 1997 and
            June 30, 1998                                                                  -
      -     outstanding and fully paid - 100,000 shares of December 31,
            1997 and June 30, 1998
      Additional paid in capital                                                      12,213                     12,213
      Accumulated losses                                                               (628)                      (506)
      Cumulative translation adjustments                                                (13)                       (44)
                                                                             ---------------           -----------------
            Total shareholders' equity                                                11,608                     11,699
                                                                             ---------------           -----------------
            Total liabilities, minority interest and shareholders' equity             20,450                     19,967
                                                                             ===============           =================

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            For the three months ended                 For the six months ended
                                                                     June 30                                    June 30
                                                       ------------------------------------      -----------------------------------
                                                            1998                 1997                 1998                 1997
                                                       --------------      ----------------      --------------      ---------------
                                                          US$'000              US$'000              US$'000               US$'000
                                                       --------------      ----------------      --------------      ---------------

Net sales                                                         376                 1,526                 816                1,938
Cost of goods sold                                              (187)               (1,075)               (407)              (1,217)
                                                       --------------      ----------------      --------------      ---------------
      Gross profit                                                189                   451                 409                  721

Selling, general and administrative expenses                    (251)                 (247)               (467)                (444)
Interest expenses                                                (43)                     -                (79)                    -
Interest income                                                     -                     -                   -                    1
Other expenses, net                                                 -                     -                   -                    -
                                                       --------------      ----------------      --------------      ---------------
      Loss before income taxes                                  (105)                   204               (137)                  278

Provision for income taxes                                          -                     -                  15                    -
                                                       --------------      ----------------      --------------      ---------------
      Profit / (loss) before minority interests                 (105)                   204               (137)                  278

Minority interest                                                   1                  (29)                  15                 (41)
                                                       --------------      ----------------      --------------      ---------------
      Net income / (loss)                                       (104)                   175               (122)                  237
                                                       ==============      ================      ==============      ===============
Weighted Average Number of Shares Outstanding              35,991,964            13,591,964          35,991,964           13,591,964
Loss per common share                                          (0.00)                  0.01              (0.00)                 0.02
                                                       ==============      ================      ==============      ===============



            See Notes to Unaudited Consolidated Financial Statements

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                For the six months ended
                                                                                        June 30,
                                                                        -------------------------------------
                                                                             1998                  1997
                                                                        ---------------       ---------------
                                                                            US$`000               US$`000
                                                                        ---------------       ---------------

Cash flow from operating activities
Net income/(losses)                                                             (122)                 237
Adjustments to reconcile net income /(loss) to net cash provided by /
(used in) operating activities -
         Depreciation of property, machinery & equipment                          60                   42
         Amortization of good will                                                 5                    4
         Amortization of licensing costs                                          27                   27
         Minority interest                                                       (15)                  41
(Increase)/Decrease in operating assets -
         Accounts receivable, net                                               (491)              (1,511)
         Prepayments, and other current assets                                   (40)                 (41)
         Inventories, net                                                       (149)                (275)
Increase /(Decrease) in operating liabilities -
         Accounts payables                                                      (125)                (180)
         Accrued liabilities                                                    (129)                 112
         Taxation payable                                                          -                    -
         Non-current payable                                                    (177)                   -
                                                                        ------------         -------------
              Net cash provided by/(used in) operating activities             (1,156)              (1,544)
                                                                        ------------         -------------
Cash flows from investing activities
Acquisition of property, machinery & equipment                                (1,610)                (180)
(Advance to) Repayment from a shareholder                                        394                    -
(Advance to) Repayment from a director                                             2                    1
(Advance to) Repayment from a related company                                      -                   90
                                                                        ------------         -------------
              Net cash provided by/(used in) investing activities             (1,214)                 (89)
                                                                        ------------         -------------
Cash flows from financing activities
        Issuance of common shares                                                  -                    -
        New loans from a shareholder                                             282                1,206
        New loans from PRC joint venture partner                                   1                  903
        Net short-term bank loan                                                 592                    -
        Other loans                                                              145
                                                                        ------------         -------------
              Net cash provided by/(used in) financing activities              1,020                2,109
                                                                        ------------         -------------
Effect of cumulative translation adjustments                                      31                 (21)
                                                                        ------------         -------------
Net increase / (decrease) in cash and bank deposits                           (1,319)                455
Cash and bank deposits, as of beginning of period                              1,453                  67
                                                                        ------------         -------------
Cash and bank deposits, as of end of period                                      134                 522
                                                                        ============         =============


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

This release contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in a Company's filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The following should be read in conjunction with the consolidated financial statements and notes thereto.

Material Changes in Results of Operations

Three Months Ended March 31, 1997 Compared to the Three Months Ended March 31, 1996.

Net Sales. Net sales for the three months ended June 30, 1998 decreased by US$1,150,000 or 75% to US$376,000 from US$1,526,000 for the corresponding period of the prior year. This decrease was primarily due to the devastating Yangtze River floods which prohibited customers of the Company from preparing their fields or planting their crops.

     According to the China Daily newspaper, floods have killed thousands and affected another 240 million people or a fifth of China's population. The floods are the worst since 1954; have destroyed 5.58 million homes; have damaged another 12.05 million homes and forced the evacuation of 13.8 million people. More than 53.3 million acres of crops have been badly affected, and another 11.9 million acres have been totally destroyed. Unfortunately, China may continue to face the threat of additional floods during the coming months as this is the period when heavy rainfall generally occurs.

     Although the striken areas cover most of Opal's major markets in China, the Company anticipates that its sales will accelerate in the fourth quarter because of production from the granular fertilizer plant and shipments to Taiwan which has not been affected by flooding.

Gross Profit. Gross profit for the three months ended June 30, 1998 decreased by US$262,000 or 58% to US$189,000 from US$451,000 for the corresponding period of the prior year. This decrease resulted from a decline in sales which was partially offset by a decline in cost of goods sold as a percentage of sales. Cost of goods sold totalled 49.7% of sales for the three months ended June 30, 1998, a significant reduction from 70% for the corresponding period of the prior year. This decrease resulted from the Company's sales being made exclusively to third parties at normal margins during three months ended June 30, 1998 compared to the prior period when a large percentage of the Company's sales were made to a related party at virtually no profit margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 1998 increased by US$4,000 or 2% to US$251,000 from US$247,000 for the corresponding period of the prior year. This increase resulted from additional supervisory costs associated with the installation of the dry fertilizer production line.

Interest Expense. Interest expense increased to US$43,000 for the three months ended June 30, 1998 from $0 for the corresponding period of the prior year. This increase resulted from borrowings to finance machinery and equipment for the dry fertilizer line.

Net Loss. Because of the foregoing, the net loss for the three months ended June 30, 1998 was US$104,000 compared with net income of US$175,000 for the corresponding period of the prior year.

Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997.

Net Sales. Net sales for the six months ended June 30, 1998 decreased by US$1,122,000 or 58% to US$816,000 from US$1,938,000 for the six months ended June 30, 1997. This decrease was primarily due to the Yangtze River floods.

Gross Profits. Gross profits for the six months ended June 30, 1998 decreased by US$312,000 or 43% to US$409,000 from US$721,000 for the same period last year. This decrease resulted from the decline in net sales which was partially offset by a decline in cost of goods sold as a percentage of sales. Cost of goods sold totalled from 49.9% to sales for the six months ended June 30, 1998 compared with 62.8% for the corresponding period of the prior year. This decrease resulted from the Company's sales being made exclusively to third parties at normal margins during the six months ended June 30, 1998 compared to the prior period when a large percentage of the sales were made to a related party at virtually no profit margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 1998 increased by US$23,000 or 5% to US$467,000 from US$444,000 for the corresponding period of the prior year. This increase is attributable to additional supervisory costs associated with the installation of the dry fertilizer line.

Interest Expense. Interest expense increased to US$79,000 for the six months ended June 30, 1998 from $0 for the corresponding period of the prior year. This increase resulted from borrowings to finance machinery and equipment for the dry fertilizer line.

Net Loss.  Because of the foregoing,  the net loss for the six months ended June
30, 1998 was US$122,000 compared with net profit of US$237,000 for the corresponding period of the prior year.

Changes in Financial Condition, Liquidity and Capital Resources

     For the past twelve months, the Company has funded its operating and capital requirements with loans from the parent company and its PRC joint-venture partner, the sale of common stock, a bank loan and a related party short-term loan. As of June 30, 1998, the Company had cash of US$134,000 and working capital of US$1,504,000. This compares with cash of US$522,000 and working capital of US$2,805,000 as of June 30, 1997.

     Net cash used in operating activities increased to US$1,156,000 for the six months ended June 30, 1998 from US$1,544,000 for the six months ended June 30, 1997. This increase resulted from a loss from operations, an increase in accounts receivable, other assets and inventories which was partially offset by a decrease in accounts payable, accrued liabilities and non-current payables.

     Net cash used in investing activities increased to US$1,214,000 for the six months ended June 30, 1998 from US$89,000 for the six months ended June 30, 1997. This increase is primarily due to the additional expenditures for the acquisition of machinery and equipment for the dry fertilizer line which were partially offset by repayment of an advance from a shareholder.

     Net cash provided by financing activities decreased to US$1,020,000 for the six months ended June 30, 1998 from US$2,109 for the six months ended June 30, 1997. This decrease is attributable to reduced loans from shareholders and joint venture partners which were partially offset by a short-term bank loan and another loan.

     To provide for its working capital requirements and to repay its short term debt, the Company during the next six months will need to place additional equity or develope additional lending sources without which the Company will be unable to meet its business plans.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          4.1  Warrant - Corinthian Capital Limited

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        OPAL TECHNOLOGIES, INC.


Date: August 19,  1998              By:  /s/ John K. C. Koon
                                         ---------------------------------------
                                        John K. C. Koon
                                        President and Chief Executive Officer



Dated: August 19, 1998              By: /s/ Kenneth Poon
                                        ----------------------------------------
                                        Kenneth Poon
                                        Chief Financial Officer