Form 10QSB
period 1998-09-30
OPAL TECHNOLOGIES INC
filed 1998-11-19
CIK 826405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past ninety (90) days. Yes X   No
                          ----   ----

     As of November 15, 1998, 35,991,964 shares of Common Stock of the issuer were outstanding.

                             OPAL TECHNOLOGIES, INC.
                                   FORM 10-QSB

                                      INDEX
                                                                          Page
                                                                         ------
PART I - FINANCIAL INFORMATION

ITEM 1 .  Financial Statements

      Consolidated Balance Sheets as of September 30, 1998 and
      December 31, 1997................................................    3

      Consolidated Statements of Operations-for the three months
      and nine months ended September 30, 1998 and 1997................    4

      Consolidated Statements of Cash Flows-for the three months
      and nine months ended September 30, 1998 and 1997................    5

      Notes to Consolidated Financial Statements.......................    6

ITEM 2.  Management's Discussion and Analysis or Plan of Operations....    7

PART II - OTHER INFORMATION............................................    9

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                       September 30, 1998         December 31, 1997
                                                                                      -------------------         ------------------
                                                                                            US$'000                    US$'000
                                                                                          (Unaudited)
                                                                                      -------------------         ------------------
ASSETS
Current assets                                                                                      90                    1,453
      Cash and bank deposits                                                                     2,891                    2,590
      Accounts receivable, net                                                                       -                      412
      Due from a shareholder                                                                         -                        2
      Due from a director                                                                            -
      Due from a related company                                                                   240                       26
      Prepayments and other current assets                                                       1,009                      642
      Inventories, net
                                                                                      ----------------             -----------------
            Total current assets                                                                 4,230                    5,125
Property, machinery and equipment, net                                                           9,744                    2,123
Construction-in-progress                                                                         6,570                   11,626
Licensing costs, net                                                                               868                      907
Goodwill, net                                                                                      178                      186
                                                                                      ----------------             -----------------
            Total assets                                                                        21,590                   19,967
                                                                                      ================             =================
LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS' EQUITY
                                                                                      ================             =================
Current liabilities:
      Short-term borrowings                                                                      1,946                    1,239
      Accounts payable                                                                             797                      625
      Accrued liabilities                                                                           85                      201
      Taxation payable                                                                              38                       38
                                                                                      ----------------             -----------------
            Total current liabilities                                                            2,866                    2,103
Non-current payable                                                                              2,700                    2,877
Loans from PRC joint venture partner                                                               678                      639
Loans from a shareholder                                                                         1,384
                                                                                      ----------------             -----------------
            Total liabilities                                                                    7,628                    5,619
                                                                                      ----------------             -----------------
Minority interests                                                                               2,591                    2,649
                                                                                      ----------------             -----------------
Shareholders' equity:
      Common stock, par value US$0.001:
      -     authorized - 49,000,000 shares as of December 31, 1997 and
            September 30, 1998
      -     outstanding and fully paid - 35,991,964 shares as of December 31,                       36                       36
            1997 and September 30, 1998
      Preferred stock, par value US$0.001:
      -     authorized - 1,000,000 shares as of December 31, 1997 and
            September 30, 1998
      -     outstanding and fully paid - 100,000 shares of December 31, 1997                         -
            and September 30, 1998
      Additional paid in capital                                                                12,213                   12,213
      Accumulated losses                                                                         (855)                    (506)
      Cumulative translation adjustments                                                          (23)                     (44)
                                                                                      ----------------             -----------------
            Total shareholders' equity                                                          11,371                   11,699
                                                                                      ----------------             -----------------
            Total liabilities, minority interest and shareholders' equity                       21,590                   19,967
                                                                                      ================             =================

            See Notes to Unaudited Consolidated Financial Statements

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            For the three months ended                 For the nine months ended
                                                                   September 30                               September 30
                                                       ------------------------------------      -----------------------------------
                                                            1998                 1997                 1998                 1997
                                                       --------------      ----------------      --------------      ---------------
                                                          US$'000              US$'000              US$'000               US$'000
                                                       --------------      ----------------      --------------      ---------------

Net sales                                                         31                   932                 847                2,870
Cost of goods sold                                               (10)                 (733)               (417)              (1,950)
                                                       --------------      ----------------      --------------      ---------------
      Gross profit                                                21                   199                 430                  920

Selling, general and administrative expenses                    (250)                 (795)               (717)              (1,239)
Interest expenses, net                                           (41)                    3                (120)                   4
                                                       --------------      ----------------      --------------      ---------------
      Loss before income taxes                                  (270)                 (593)               (407)                (315)

Provision for income taxes                                         -                     -                   -                    -
                                                       --------------      ----------------      --------------      ---------------
      Profit / (loss) before minority interests                 (270)                 (593)               (407)                (315)

Minority interest                                                 43                     8                  58                  (33)
                                                       --------------      ----------------      --------------      ---------------
      Net income / (loss)                                       (227)                 (585)               (349)                (348)
                                                       ==============      ================      ==============      ===============
Weighted Average Number of Shares Outstanding             35,991,964            25,231,084          35,991,964            8,929,381
                                                       ==============      ================      ==============      ===============
Loss per common share                                          (0.01)                (0.02)              (0.01)               (0.04)
                                                       ==============      ================      ==============      ===============


            See Notes to Unaudited Consolidated Financial Statements

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          For the nine months ended
                                                                                September 30,
                                                                        -----------------------------
                                                                            1998             1997
                                                                        -------------     -----------
                                                                          US$`000           US$`000
                                                                        -------------     -----------

Cash flow from operating activities
Net income/(losses)                                                           (349)            (348)
Adjustments to reconcile net income /(loss) to net cash provided by /
(used in) operating activities -
         Depreciation of property, machinery & equipment                       120               42
         Amortization of good will                                               8                6
         Amortization of licensing costs                                        40               45
         Minority interest                                                     (58)              33
(Increase)/Decrease in operating assets -
         Accounts receivable, net                                              (301)         (1,891)
         Prepayments, and other current assets                                 (214)           (520)
         Inventories, net                                                      (367)           (188)
Increase /(Decrease) in operating liabilities -
         Accounts payables                                                      172             108
         Accrued liabilities                                                   (116)            205
         Taxation payable                                                         -               -
         Non-current payable                                                   (177)              -
                                                                        ------------     ------------
              Net cash provided by/(used in) operating activities            (1,242)         (2,508)
                                                                        ------------     ------------
Cash flows from investing activities
Acquisition of property, machinery & equipment                               (2,686)         (1,803)
(Advance to) Repayment from a shareholder                                       412               -
(Advance to) Repayment from a director                                            2               1
(Advance to) Repayment from a related company                                     -            (465)
                                                                        ------------     ------------
              Net cash provided by/(used in) investing activities            (2,272)         (2,267)
                                                                        ------------     ------------
Cash flows from financing activities
        Issuance of common shares                                                 -           5,700
        New loans from a shareholder                                          1,384          (1,470)
        New loans from PRC joint venture partner                                 39             828
        Net short-term bank loan                                                592               -
        Other loans                                                             115               -
                                                                        ------------     ------------
              Net cash provided by/(used in) financing activities             2,130           5,058
                                                                        ------------     ------------
Effect of cumulative translation adjustments                                     21             (19)
                                                                        ------------     ------------
Net increase / (decrease) in cash and bank deposits                          (1,363)            264
Cash and bank deposits, as of beginning of period                             1,453              67
                                                                        ------------     ------------
Cash and bank deposits, as of end of period                                      90             331
                                                                        ============     ============


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This release contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in a Company's filings with the Securities and Exchange Commission in general economic conditions and changes in the assumptions used in making such forward looking statements.

Material Changes in Results of Operations

Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997

Net Sales. Net sales for the three months ended September 30, 1998 decreased by US$901,000 or 96.7% to US$31,000 from US$932,000 for the three months ended September 30, 1997. This decrease was primarily due to the devastating Yangtze River floods in China, which virtually wiped out agriculture in the Company's market and reduced the demand for fertilizers. The Company expects demand to increase substantially in the fourth quarter as the waters recede.

Gross Profit. Gross profit for the three months ended September 30, 1998 decreased by US$178,000 or 89.4% to US$21,000 from US$199,000 for the same period last year. This decrease is attributable to reduced sales volume. Gross profit as a percent of sales was 67.7% for the three months ended September 30, 1998 compared to 21.4% for the corresponding period of the prior year. This increase in gross profit percentage is attributable to the replacement of the old foliar pilot production line used during the first seven months of 1997 by a new modern foliar production line in August 1997.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 1998 decreased by US$545,000 or 68.6% to US$250,000 from US$795,000 for the corresponding period of the prior year. This decrease resulted from the decline in sales which forced a cut back in the Company's level of operations.

Interest Expense, Net. Interest expense, net for the three months ended September 30, 1998 increased by US$38,000 or 1267% to US$41,000 from US$3,000 for the corresponding period of the prior year. This increase in interest expense reflects increased borrowings by the Company.

Net Loss. The net loss for the three months ended September 30, 1998 was US$227,000 compared with a net loss of US$585,000 for the corresponding period of the prior year. The decrease in net loss is attributable to reduced selling, general administrative expenses which was partially offset by reduced gross profits.

Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997.

Net Sales. Net sales for the nine months ended September 30, 1998 decreased by US$2,023,000 or 70.5% to US$847,000 from US$2,870,00 for the nine months ended September 30, 1997. This decrease was primarily due to the Yangtze River floods in China.

Gross Profits. Gross profits for the nine months ended September 30, 1998 decreased by US$490,000 or 53% to US$430,000 from US$920,000 for the corresponding period of the prior year. This decrease is attributable to reduced sales volume. Gross profit as a percent of sales was 50.8% for the nine months ended September 30, 1998 compared to 32.1% for the corresponding period of the prior year. This increase in gross profit is attributable to the replacement of the old foliar pilot production line used during the first seven months of 1997 by the new modern foliar production line installed in August 1997.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 1998 decreased by US$522,000 or 42% to US$717,000 from US$1,239,000 for the corresponding period of the prior year. This decrease resulted from the decline in sales which forced a cut back in the Company's level of operations.

Interest Expense, Net. Interest expense, net for the nine months ended September 30, 1998 increased to $120,000 from net interest income of $4,000 for the corresponding period of the prior year. This increase in interest expense reflects increased borrowings by the Company.

Net Loss. The net loss for the nine months ended September 30, 1998 was US$349,000 compared with net loss of US$348,000 for the corresponding period of the prior year. The loss for the nine months ended September 30, 1998 was due to lower sales volume and higher interest expense, which was partially offset by the reduction in selling, general and administrative expenses, and a much higher gross profit margin.

Changes in Financial Condition, Liquidity and Capital Resources

     For the past twelve months, the Company has funded its operating and capital requirements with loans from the parent company and its PRC joint-venture partner and bank loan. As of September 30, 1998, the Company had cash of US$90,000 and working capital of US$1,364,000. This compares with cash of US$331,000 and working capital of US$3,560,000 as of September 30, 1997.

     Net cash used in operating activities decreased to US$1,242,000 for the nine months ended September 30, 1998 from US$2,508,000 for the nine months ended September 30, 1997. This decrease resulted from an increase in account receivable, other assets and inventories and a decrease in accrued liabilities and non-current payables.

     Net cash used in investing activities increased to US$2,272,000 for the nine months ended September 30, 1998 from US$2,267,000 for the corresponding period of the prior year. While the Company had an increase of US$883,000 for the acquisition of property machinery and equipment, it was substantially offset by the repayment of a shareholder loan and the absence of any advances to related company. This increase is primarily due to additional expenditures for the acquisition of machinery and equipment.

     Cash flows from financing activities decreased to US$2,130,000 for the nine months ended September 30, 1998 for US$5,058,000 for the corresponding period of the prior year. The decrease is attributable to the absence of share sales and loans from joint venture partners which were partially offset by loans from shareholders, bank loans and other loans.

     The new organic granular fertilizer line has been installed and completed at the Company's Beijing facility. The Company will complete the testing of the line in November and will begin trial production in December. The Company hopes to begin commercial shipments in January 1999.

     The annual production of the new organic granular fertilizer line is approximately 75,000 metric tons which at current prices represents a sales of US$18 million and should produce gross profit margins of 30%. 30,000 metric tons of this production have been allocated to a Taiwanese customer and the balance for the domestic market.

     To provide the working capital to operate the new organic granular fertilizer line, the Company will be required to immediately place additional equity, develop additional lending sources or collect on its outstanding receivable. Without the availability of such sources of funds, the Company will be unable to begin commercial production. While the Company is currently negotiating with several banks in the PRC for funding, there is no assurance that such funding will be forthcoming, or if forthcoming will be in sufficient amount for the Company to execute its business plan.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27.1 Financial Data Schedule

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      OPAL TECHNOLOGIES, INC.


Date: November 19,  1998              By:  /s/ John K. C. Koon
                                           ---------------------------
                                           John K. C. Koon
                                           President and Chief Executive Officer



Dated: November 19, 1998              By:  /s/ Kenneth Poon
                                           ---------------------------
                                           Kenneth Poon
                                           Chief Financial Officer