Form 10KSB
period 1998-12-31
OPAL TECHNOLOGIES INC
filed 1999-10-01
CIK 826405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year-ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________.

                         Commission File No. 33-18834-LA

                             OPAL TECHNOLOGIES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                       87-0306463
--------------------------------         ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

         Suite 4704, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong
        -----------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

                                      None
                              --------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90)
days. Yes   No X
         ---  ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year were $840,000.

     As of September 10, 1999, 35,911,954 shares of common stock of the Registrant were outstanding. As of such date, the aggregate market value of the common stock held by non-affiliates, based on the closing bid price on the NASD Bulletin Board, was approximately $8,977,989.

                       DOCUMENTS INCORPORATED BY REFERENCE

     No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) have been incorporated by reference in this report.

     Transitional Small Business Disclosure Format: Yes    No  X
                                                       ---    ---

                                TABLE OF CONTENTS

                                                                           Page
                                                                          ------
PART I

       ITEM 1.  DESCRIPTION OF BUSINESS...................................   3
       ITEM 2.  DESCRIPTION OF PROPERTIES.................................   7
       ITEM 3.  LEGAL PROCEEDINGS.........................................   7
       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                OF SECURITY HOLDERS.......................................   7

PART II

       ITEM 5.  MARKET FOR COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS...............................   7
       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS......................   8
       ITEM 7.  FINANCIAL STATEMENTS......................................  13
       ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE....................  13

PART III

       ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                AND CONTROL PERSONS; COMPLIANCE WITH
                SECTION 16(a) OF THE EXCHANGE ACT.........................  13
       ITEM 10. EXECUTIVE COMPENSATION....................................  14
       ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT.....................................  14
       ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............  15
       ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K..........................  15

                SIGNATURES................................................  16

                FINANCIAL STATEMENTS...................................... F-1

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

     This Form 10-KSB contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 10 of this Form 10-KSB.

Background

     Opal Technologies, Inc. ("Opal") was incorporated in the State of Nevada May 14, 1987 under the name of Sportsland, Inc. Following the acquisition of Enpak Medical Corporation and its subsidiary, Enpak Surgical Products, Inc. in 1994, the Opal changed its name to Med-Tex Corporation. The Enpak companies were engaged in assembling and marketing custom and standard surgical kits used in diagnostic and surgical procedures. On October 31, 1996, Opal disposed of its entire interest in the Enpak companies and remained dormant from that time until May 1997. On May 14, 1997, in anticipation of an acquisition, Med-Tex Corporation changed its name to Opal Technologies, Inc. and affected an one for ten reverse stock split, re-classified its authorized share capital of 50,000,000 shares of Common Stock, par value $.001 each into 49,000,000 shares of Common Stock par value $.001 each and 1,000,000 shares of Preferred Stock, par value $.001 each.

     On June 6, 1997, Opal entered into an agreement with Bestalong Group, Inc. ("Bestalong"; a company incorporated in the British Virgin Islands) to acquire from Bestalong a 100% interest in Triple Star Holdings Limited ("TSH"; a company incorporated in the British Virgin Islands) and a 100% interest in Opal Agriculture Development Limited ("OAD"; a company incorporated in the British Virgin Islands) by (i) issuing to Bestalong 8,452,768 shares of post reverse common stock and 100,000 shares of Series A preferred stock, and (ii) assuming Bestalong's liabilities in the form of a promissory note of US$2,100,000, which was subsequently canceled by the issuance of 4,200,000 shares of common stock (after the one-for-ten reverse stock split). Bestalong is beneficially controlled by Mr. John K.C. Koon, the Chairman and Chief Executive Officer of the Company.

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

     Beijing Opal was originally established as a PRC equity joint venture for a period of 20 years from February 8, 1995 to February 7, 2015 between Ideit Enterprise Co., Ltd. ("IECL"; a company incorporated in Taiwan) having a 40% interest and Beijing Opal Biochemistry Factory ("BOBF"); a PRC state-owned enterprise) having a 60% interest. Pursuant to a sale and purchase agreement dated August 6, 1996, TSG acquired from IECL a 40% interest in Beijing Opal and acquired from BOBF a 15% interest in Beijing Opal for an aggregate consideration of approximately US$140,000. A revised joint venture agreement between TSG and BOBF was executed on August 6, 1996, which was approved by the relevant PRC authorities on March 24, 1997. Under the revised joint venture agreement, the joint venture period has been extended to 30 years from February 8, 1995 to February 7, 2025, and the total investment to be made by Beijing Opal has been increased from US$350,000 to US$10,000,000 (equivalent to approximately Rmb82,900,000), of which US$6,000,000 (equivalent to Rmb49,920,000) must be in the form of registered capital to be invested within one year after Beijing Opal obtains its revised business license from the PRC authorities. By December 31, 1997, all of the registered capital requirement of Beijing Opal (US$6,000,000) was paid and verified by certified public accountants in the PRC under PRC regulations.

The other key provisions of the revised joint venture agreement are:

     the profit and loss sharing ratio is the same as the respective percentage of equity interest;

     upon early termination or liquidation of Beijing Opal, the net assets of Beijing Opal will be distributed in accordance with the respective percentage of equity interest; and

     the Board of Directors of Beijing Opal will consist of seven members, four designated by TSG and three designated by BOBF.

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

Business Operations

     The acquisition of Beijing Opal by TSG on August 6, 1996 has been accounted for using the purchase method of accounting. Accordingly, the assets and liabilities assumed have been recorded at their estimated fair values, and the operations of Beijing Opal are included in the consolidated financial statements of the Company from the date of acquisition.

Principal Products

     Opal (together with its subsidiaries TSG and OAD is collectively referred to as "the Company") is engaged in the manufacturing, selling and distribution of environment friendly organic fertilizers. The Company's principle products include a series of organic mineral fertilizers produced in both liquid ("Opal Foliar") and granular forms. ("Opal Granules").

     Designed to be diluted 300-800 times with water, Opal Foliar is applied directly onto crops as well as soil. thereby aiding photosynthesis and providing necessary nutrients to the plant's soil. This series consists of one general-purpose fertilizer used on a variety of crops, and several specific fertilizers, each for a specified crop. Fertilizers in the Opal Foliar group contain a balance of key nutrients such as nitrogen, phosphorous and potassium, and trace elements, humic acids and organic colloidal matter derived from peat.

     The Opal Granules are granular in form and release nutrients slowly into the soil. The granular process is slower than the foliar process but has a longer lasting effect. Key nutrients include nitrogen, phosphoric anhydride, potassium oxide, calcium oxide, magnesium oxide, silicon dioxide, trace material, humic acid and organic matters. These fertilizers can replace conventional chemical fertilizers, like urea, and do not cause environmental problems for the soil.

     The Company also manufactures and sells Opal Soil Conditioner, a key ingredient of both the Opal Foliar and the Opal Granules which is independently used as a soil.

Manufacturing Division

     The Company manufactures its products in its Sino-foreign joint venture factory located in Shunyi County, Beijing, China. The joint-venture company, Beijing Opal Agricultural and Biochemistry Company Limited ( "Beijing Opal"), purchased the land use rights to a block of land consisting of approximately 206 acres for 50 years. In August 1997, Beijing Opal opened the first segment of Phase I, a 53,000 square foot spray fertilizer facility. The plant is capable of producing up to 7,500 metric tons of spray fertilizers, and can be expanded to produce an additional 7,500 metric tons. This facility is also used for the production of specially formulated catalyst, an essential ingredient in the production of granular fertilizers and soil conditioners.

     In November 1998, the Company completed the second segment of the production facility. This segment adds 110,500 square feet to the existing facility and is capable of producing 100,000 metric tons of granular fertilizers per year. This facility began operation in March 1999. The Company also constructed an administration building, green house, and staff quarters at the site.

Sales Division

     The sale and marketing of Opal products is conducted by Opal Agriculture Development Limited (referred to as "OAD"). OAD has contracted with Beijing Opal for the exclusive distribution of Beijing Opal's products through 2015. Although OAD's marketing territory includes the People's Republic of China, Taiwan, Hong Kong and Macau, it has concentrated its sales and marketing efforts in China and Taiwan. Sales in China are made through several tiers of distributors -- from a provincial distributor to county/city distributors to town/village agents. The village agents sell directly to the farmers. Most of the distributors are agricultural product companies authorized by the government to sell fertilizer and other agricultural chemicals, or government agencies which operate under the agriculture committees of provinces, counties or villages. In provinces where there are no provincial distributors, OAD sells directly to county/city distributors.

     OAD also sells to major end users, such as large-scale farms. In addition, OAD works closely with agricultural research institutions in tests of its products. Among these institutions is the China National Hybrid Rice Research Centre of Hunan, which has signed an agreement to promote the Company's products.

     Over the last two years, Opal Beijing has been conducting tests in over 20 state owned farms in Taiwan in an attempt to secure government approval of its product. In 1998, the Taiwanese government sponsored agency responsible for agricultural planning and coordination signed an exclusive five-year contract with the Company for the purchase of organic mineral fertilizers to be funded by irrevocable letter of credit. The trial order for the first year consists of 1,220 metric tons of Opal Foliar and 29,000 metric tons of Opal Granules with a value of US$10 million. The contract will be updated annually.

Research and Development

     The Company employs 13 personnel whose activities relate primarily to the improvement of the existing products. The Company spent approximately $400,000 and $300,000 during 1998 and 1997 respectively on research and development activities.

Competition

     The Company has traditionally targeted China and Taiwan markets, and competes primarily with locally manufactured spray fertilizers and a few imported spray fertilizers. Most of the competitors' products are designed as additives of trace elements and are for foliar use only; therefore, they are not used as soil conditioners. On the contrary, Opal Foliar can also be applied directly to the soil, thus creating a healthier root system, an environment for microbiological activities, and improved soil conditions. Despite this fertilizer conditioning edge, competition in this sector of the market is strong. The Company believes that the endorsement of its products by the National Green Food Centre of China, its new modern production facility and several years of field testing, gives the Company a firm footing in the Chinese market.

     Currently, China uses approximately 38 million metric tons of chemical fertilizers, 10 million metric tons of which are imported. However, the Central Government has publicized its policy decision to gradually replace chemical with organic mineralized fertilizers. Following the inauguration of its granular facility in its Beijing factory, Opal will be the only producer of mineralized organic fertilizer in granular form in China. This should position the Company to compete in the market of traditional chemical fertilizers.

     In late 1998 the Taiwanese Commodities Inspection Bureau granted its approval to the Company's samples, clearing the way for shipment pursuant to the 5 year contract described above. This evidences Taiwan's first attempt in over 25 years to import fertilizers, and the Company believes its presence as an initial supplier will give it a competitive edge in Taiwan.

Raw Materials

     The major raw material utilized in the production of Beijing Opal's fertilizers is peat. This is available in abundance in China. The Company has historically purchased the majority of its raw materials from Beijing Opal Biochemistry Factory ("BOBF"), the PRC state owned enterprise which owns 45% of Beijing Opal. Other raw materials used in production, such as bone powder and potassium chloride are generally available in sufficient quantities to meet the Company's requirements.

Employees

     As of December 31, 1998, the Company had 60 employees.

Federal, State and Local Regulations Regarding Environment

     Federal, state and local regulations relating to protection of the environment have not had and are not expected to have a material adverse effect upon the Company's capital expenditures, liquidity, earnings, or competitive position. The Company's manufacturing facilities comply with existing environmental requirements of the Chinese government.

Trademarks, Patents and Licenses

     The Company has developed proprietary technology relating to its organic mineral fertilizers, but has no trademarks or patent registrations. Through its subsidiary OAD, the Company has obtained a license for the exclusive right to sell and distribute organic fertilizer manufactured by Beijing Opal for 18 years up to February 7, 2015. The Company has received endorsement from the China Green Food Centre certifying that the Company's products are environmentally friendly.

Future Accounting Requirements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that all derivative instruments be recorded on the balance sheet at their fair market value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The new rules will be effective the first quarter of 2000. The Company does not believe that the new standard will have a material impact on the Company's financial statements.

Year 2000 Issue

     Until recently computer programs generally were written using two digits rather then four to define the applicable year. Accordingly, programs may recognize a date using "00" as the year 1900 instead of the year 2000. This problem may affect the Company's information technology systems (IT systems), such as sales, accounts receivable, inventory management, accounts payable, general ledger, payroll and forecasting systems. The Company has assessed its year 2000 readiness with regard to critical IT systems and believes such systems are Year 2000 compliant. However, despite the Company's evaluation, there can be no guarantee that the Company will not experience Year 2000 compliance difficulties which could have a material adverse effect on the Company's business, results of operations and financial condition. Thus there could be circumstances in which the Company would be unable to process customer orders, or ship product, invoice customers or receive customary governmental approvals or authorizations as they relate to the Company's business.

ITEM 2. DESCRIPTION OF PROPERTIES

     The Company leases approximately 2,900 square feet of office in Hong Kong for use as its corporate headquarters. As described in Item 1, the Company manufactures its products in its Sino-foreign joint venture factory located in Shunyi County, Beijing, China. Beijing Opal purchased the land use rights to a block of land consisting of approximately 206 acres for 50 years. In August 1997, Beijing Opal opened the first segment of Phase I, a 53,000 square foot spray fertilizer facility capable of producing up to 7,500 metric tons of spray fertilizers. In November 1998, the Company completed the second segment of the production facility. This segment adds 110,500 square feet to the existing facility and is capable of producing 100,000 metric tons of granular fertilizers per year. This facility began operation in March 1999. The Company also constructed an administration building, green house, and staff quarters at the site. The Company believes that these properties are adequate for its present needs.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not presently a party to, and management is not aware of, any pending or threatened legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company's fiscal year-ended December 31, 1998.

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

                              1998                                1997
                     ------------------------             ----------------------
                      High              Low                High            Low
                     ------            ------             ------         -------
First Quarter         2.75             0.50                0.50            0.50
Second Quarter        2.50             0.875               2.87            0.50
Third Quarter         1.25             0.375               3.00            1.25
Fourth Quarter        0.60             0.26                2.75            0.87

     The quotation reflects the inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions.

     As of September 10, 1999, the bid price of the Common Stock was $.25.

Record Holders

     As of September 10, 1999, there were approximately 613 record owners of the Common Stock of the Company.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     This Form 10-KSB contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 10 of this Form 10-KSB.

Overview

     In June 1997, the Company acquired the operations of Opal Agriculture Development Limited ("OAD") and Triple Star Holding Limited ("Triple Star"). For the year prior to the acquisition of OAD and Triple Star, the Company had no operations other than the sale of its inactive Enpak Medical assets. OAD and Triple Star are primarily engaged in the production and sale of fertilizer in the People's Republic of China and both had limited operations during 1996. The financial statements of the Company and the following discussion include the operations of OAD and Triple Star for all periods presented.

     The Company's focus over the past year has been to complete its organic fertilizer production facilities. With Phase I of the Beijing Plant on line, the Company is poised to meet increased demands for its products. During the development stage between 1997 and 1998, the Company's major product was Opal Foliar, which, as previously described, is a supplement of the traditional fertilizers. With the completion of its Beijing facilities, the Company introduced Opal Granules into the market. The Company plans to market Opal Foliar and Granules together as a complete package, enabling farmers to use Opal Granules as base fertilizers replacing traditional chemical fertilizers, and Opal Foliar as supplementary supply of essential nutrients during the growth cycle.

     Despite having completed Phase I of its Beijing facility, the Company suffered unexpected losses as a result of the devastating floods of the Yangtze River in China in 1998. Sales volume dropped substantially; and distributors failed to timely pay trade debts to the Company. Additionally, some of the distributors goods were damaged by the flood. As a result, the Company has increased its allowance for doubtful accounts for prudence purposes.

     In an effort to diversify its market, Management explored other Asian countries with great demand of organic fertilizers, such as Taiwan, Malaysia, Philippines and Vietnam. As a result, the Taiwanese government sponsored agency responsible for agricultural planning and coordination has signed an exclusive five-year contract with the Company for the purchase of organic mineral fertilizers to be funded by irrevocable letter of credit. The trial order for the first year consists of 1,220 metric tons of Opal Foliar and 29,000 metric tons of Opal Granules with a value of US$10 million. The contract will be updated annually.

     To meet the growing market demand for Opal Granules, the Company is considering installing a second granule production line in its Beijing facilities and another granule production line in Guizhou Province. The Company is negotiating with interested investors for additional funding. Should the financing materialize and demand necessitate, the Company plans to increase production capacity to 300,000 metric tons from 100,000 metric tons.

Results of Operations - Fiscal Year 1998 Compared to Fiscal Year 1997

     The following table sets forth certain items as a percentage of total revenues from the Company's Statements of Operations during 1998 and 1997:

                                        1997                         1998

                                   Amount    %                 Amount    %
                                   ($000)  of Sales            ($000)   of Sales
                                  ------- ----------          -------- ---------
Sales Revenues                     4,532      100               840        100
Cost of Goods Sold                (3,097)    68.3              (716)      85.2
Gross Profit                       1,435     31.7               124       14.8
Loss from Sales Return                 -        -              (423)      50.3
Selling, General and
Administrative Expense            (1,474)    32.5            (3,379)     402.3
Other Expense, net                     4        0              (172)      20.5
Loss from continuing operations      (35)      .8            (3,850)     458.3
Net loss                             (73)     1.6            (3,583)     426.6

     Net Sales. Net sales for the year ended December 31, 1998 decreased by $3,692,000 or 81.5% to $840,000 from $4,532,000 for the year-ended December 31,
1997. The 1998 amount includes $5,000 of sales to the Company's holding company at cost. This compares with sales of $1,758,000 to Sino-foreign joint venture partner at cost in 1997. Sales to third parties decreased by $1,939,000 to $835,000 for the year-ended December 31, 1998 from $2,774,000 for the corresponding periods of the prior year. These decreases are principally the result of Yangtze River floods in China, which reduced the demand for fertilizers and the Company's lack of working capital necessary to purchase raw materials.

     Gross Profits. Gross profits for the year-ended December 31, 998 decreased by $1,311,000 or 91.4% to $124,000 from $1,435,000 for the year-ended December
31, 1997. Gross profit as percent of sales decreased to 14.8% for the year-ended December 31, 1998 from 31.7% for the corresponding period of the prior year. This decrease is attributable to reduced sales volume as a result of the Yangtze Flood, and a provision for slow moving and obsolete inventory of $271,000.

     Selling and Administrative Expenses. Selling, general and administrative expenses for the year-ended December 31, 1998 increased by $1,905,000 or 129.2% to $3,379,000 from $1,474,000 for the year-ended December 31, 1997. This increase is mainly attributable to the booking of provision for bad and doubtful accounts of $1,852,000 in 1998 as a result of losses from the flood, compared to $266,000 in 1997 and additional depreciation for plant and machinery in use in 1998.

     Interest Expense, Net. Interest, expense, net for the year-ended December 31, 1998 increased to $165,000 from net interest income of $9,000 for the corresponding period of the prior year. This increase is attributable to increased borrowings by the Company.

     Income Taxes. Income taxes for the year-ended December 31, 1998 totaled $0 compared to $38,000 tax liability for the corresponding period of the prior year.

     Net Loss. The net loss for the year-ended December 31, 1998 increased by $3,510,000 to $3,583,000 from $73,000 for the year-ended December 31, 1997. The increase is due to lower sales volume, higher interest expense, and high provision for bad and doubtful accounts.

Changes in Financial Condition, Liquidity and Capital Resources

     For the past twelve months, the Company has funded its operating and capital requirements with loans from its controlling shareholder, its PRC joint-venture partner and short term bank loans. As of December 31, 1998, the Company had cash of $384,000 and a working capital deficit of ($1,586,000). This compares with cash of $1,453,000 and working capital of $3,022,000 as of December 31, 1997.

     Net cash used in operating activities increased to $1,575,000 for the year-ended December 31, 1998 compared to $1,902,000 net cash provided by operating activities for the year-ended December 31, 1997. This change resulted from a decrease in accounts receivable, an increase in accounts payable and accrued liabilities which were partially offset by an increase in other assets and inventories.

     Net cash used in investing activities decreased to $2,437,000 for the year-ended December 31, 1998 from $5,207,000 for the corresponding period of the prior year. This decrease resulted from less expenditure for the acquisition of property, machinery and equipment, which was partially offset by the repayment of a shareholder loan.

     Net cash provided by financing activities decreased to $2,943,000 for the year-ended December 31, 1998 from $8,490,000 for the year-ended December 31, 1997. The decrease is attributable to the absence of share sales which was partially offset by loans from shareholders, bank loans and other loans.

     Despite its negative cash flow from operating activities, the Company has secured financing of $600,000 loan from a financial institution in the People's Republic of China in February 1999 and is in the process of negotiating a loan for working capital. While there is no assurance that additional funding will be available to finance future operations, the Company continues to negotiate with interested investors and lenders. Without additional financing there is insufficient capital to support the Company's requirements for the current fiscal year.

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

Business Risks

Need for Additional Capital. The Company requires additional capital or outside financing in order to meet its financial needs for the current fiscal year. Although management is negotiating for such funds, there is no assurance that the Company will be able to secure necessary financing, as and when needed.

Limited operating history. The Company reorganized and commenced its operations in trading and manufacturing of organic agricultural fertilizers in August 1996, and such operations were still in the development stages as of December 31, 1998. The Company incurred losses from continuing operations (net of minority interests) for the years ended December 31, 1997 and 1998, and its operations are subject to all the risks inherent in an emerging business enterprise. These include, but are not limited to, competition from other fertilizer manufacturers, the need to expand production and distribution, and slow settlement of billing to new customers. Realization of the Company's investment in assets is dependent on the success of its future operations.

Dependence strategic relationship. The Company conducts its operations in the PRC through an equity joint venture with Beijing Opal biochemical Factory, a PRC government owned entity. Any deterioration of this strategic relationship could have an adverse effect on the operations and financial position of the Company.

Concentration of credit risk. A substantial portion of the Company's sales is made to a small number of customers on an open account basis and generally no collateral is required. Details of individual customers accounting for more than 5% of the Company's sales are as follows:


                                                    1996         1997         1998
                                                 ----------   ----------   ----------

Agricultural and Production Information Company    81.3%         38.9%            -
Heng Yang Agricultural and Technology                  -         11.6%            -
Development Company
Yunnan Xing Long Agriculture and Trade              1.4%         11.4%        13.0%
Development Centre
Xin Jiang Agriculture and Science Institute            -          8.2%            -
Gansu Nong Ken Technological  Development           1.2%          5.2%            -
Company
Xiamen Station of Soil and Fertilizer Work             -             -        12.5%
Zhejiang Jiangshan Group                               -             -         8.4%
Hunan Dalong Group                                     -             -        15.5%
Hainan Global Industry Company Limited                 -             -        15.0%
Shaoguan Agricultural Association                      -             -         7.7%
Wulong Group                                           -             -         5.5%
                                                 ========    ==========    ==========

Concentration of accounts receivable as of December 31, 1997 and 1998 is as follows:

                                          1997            1998
                                       ------------    -----------
Five largest accounts receivable          68.6%           54.4%

The Company performs ongoing credit evaluation of each customer's financial condition. It maintains reserves for potential credit losses and such losses in aggregate have not exceeded management's projections. As of December 31, 1998, the Company maintained a specific provision of approximately US$227,300 and a general provision of 51% of the remaining balance against its trade receivables. The Directors, in their opinion, consider that the risk of recoverability of the unprovided for receivable is minimal.

Concentration of suppliers. The Company purchases raw material from a number of suppliers. Details of individual suppliers accounting for more than 5% of the Company's purchases are as follows:

                                                     1996      1997       1998
                                                   --------- ---------  --------
Purchase from:                                         85.4%     15.9%     71.6%
Agriculture and Production Information Company
Shun Yi County Chemical Fertilizer                         -     63.7%        -
Shengli Plastic Factory                                    -        -      11.6%
Bestalong                                                  -      9.8%        -
                                                   ========== ========= ========

Factors Affecting Fertilizer Demand and Prices. With virtually of its sales in China and Taiwan, the Company's operating results are highly dependent upon conditions in the PRC and Taiwanese agricultural industries. A variety of factors beyond the Company's control can materially affect fertilizer demand and pricing. These factors include but are not limited to: planted acreage; government agricultural policies, projected grain stocks, crop failure, weather and changes in agricultural production methods and seasonality based upon weather related shifts in planting.

Permitting. The Company holds several environmental and other permits authorizing operations at its Beijing facility. A decision by a governmental agency to deny an application for a new or renewed permit, or to revoke or substantially modify an existing permit, could have a material adverse effect on the Company's ability to continue operations.

Dependence on Management. The operations of the Company have depended to a great extent on management efforts of John Koon, yet the Company has no employment agreement with either. The loss of the service of key personnel or the inability to attract additional personnel as required could have a material adverse effect on the Company's business, financial condition and results of operations.

Competition.  The  fertilizer  industry is highly  competitive in China and many
competitors,  both  domestic  and  international,   have  substantially  greater
technical, financial and marketing resources than the Company.

Currency  Exchange Rates.  The Company  transacts  business in Renminbi and U.S.
dollars. In all trading transactions involving more than one currency, the Company employs strategies to minimize or eliminate risks associated with currency exchange rate fluctuations; however it is not possible to eliminate all exchange rate risk, and the Company may experience losses as a result of exchange rate fluctuations from time to time.

Inflation. The Company has made its projections assuming a stable economy, and has not considered any inflation factors which would affect the value of the products and the purchasing ability of its customers.

China and Other Foreign Operation Risks

Internal Political and Other Risks. Substantially all of the Company's operations are conducted in the PRC and, accordingly, the Company is subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be affected by, among other things, changes in the political and social conditions in the PRC and changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation. Changes in policies by the Chinese government resulting in changes in laws, regulations, or the interpretation thereof, confiscatory taxation, restrictions on imports and sources of supply, currency devaluations or the expropriation of private enterprise could materially adversely affect the Company. Under its current leadership, the Chinese government has been pursuing economic reform policies, including the encouragement of private economic activity and greater economic decentralization. There can be no assurance, however, that the Chinese government will continue to pursue such policies, that such policies will be successful if pursued, that such policies will not be significantly altered from time to time or that business operations in the China would not become subject to the risk of nationalization, which could result in the total loss of investments in that country. Economic development may be limited as well by the imposition of austerity measures intended to reduce inflation, the inadequate development of an infrastructure and the potential unavailability of adequate power and water supplies, transportation, satisfactory roads and communications.

Uncertain Legal System and Application of Laws. The legal system of China relating to foreign investments is both new and continually evolving, and currently there can be no certainty as to the application of its laws and regulations in particular instances. China does not have a comprehensive system of laws. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws inconsistent. The Chinese judiciary is relatively inexperienced in enforcing the laws that exist, leading to a higher than usual degree of uncertainty as to the outcome of litigation. Even where adequate law exists in China, it may not be possible to obtain swift and equitable enforcement of that law.

Inflation and China's Rapid Economic Growth. In an attempt to control the country's rapidly growing inflation rate, the Chinese government imposed measures attempting to check inflation but to date those methods have not been effective. Because almost all of the Company's operations are conducted in China, that country's inflation and austerity may adversely effect the Company's business.

ITEM 7. FINANCIAL STATEMENTS

     The consolidated financial statements of the Company, together with the independent auditors' report thereon of Arthur Andersen & Co., appears on pages F-2 through F-27 of this report. See Index to Financial Statements on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 23, 1998, the Board of Directors selected Arthur Andersen & Co. of Hong Kong, as its certifying accountants for the year-ended December 31, 1998 replacing H.J. Swart & Co. of Kissimmee, Florida. During the preceding two years and the subsequent interim periods preceding their dismissal, the Company had no disagreements with the prior accountants on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Present Directors and Executive Officers

     The following table sets forth the names and ages of the present executive officers and directors of the Company and the positions held by each.

 Name                  Age       Title
-----                 ------ --------------

John Koon              51     Chairman of the Board, President, Chief Executive
                              Officer and Director
Kenneth C.W. Poon      40     Chief Financial Officer
Long Chen Chen         48     Vice President, Sales and Marketing and Director
Xing Hua Chen          50     General Manager of Beijing Opal
Michael W. Botts       51     Vice President of Research and Development and
                              Director
Raul F. Sanchez-Elia   45     Director
Agnes K.O. Koon        48     Director
James H. Shane         53     Director

Mr. John Koon, Chairman of the Board, President and Chief Executive Officer of the Company. He is the founder and Chairman of Bestalong Group, Inc., the controlling shareholder of the Company. He is also the principal and director of several private companies with operations in China. Mr. Koon is a graduate of the University of Hong Kong with a Bachelor of Social Services degree in Accounting and Economics. He is a member of the International Institute of Management.

Mr. Kenneth C.W. Poon, Chief Financial Officer of the Company. He had held senior financial management positions in a number of multinational companies in information technology, banking and trading industries. He is also an executive director of Bestalong Group, Inc. and is responsible for the management of its investment and operations. Mr. Poon is a graduate of the Hong Kong Baptist
University and a member of the American Institute of Certified Public Accountants and Certified General Accountants Association of Canada.

Mr. Long Chen Chen, Director and Vice President of Sales and Marketing of the Company. He has been involved in the fertilizer project since 1990. Before that, he was involved in the trials and tests of organic fertilizers in Vietnam for the production of seeds for Taiwan. In addition to sales and marketing, he is also responsible for product applications, sourcing and quality control. Mr. Chen is a graduate of the Taipei Technical University.

Mr. Xing Hua Chen, General Manager of Beijing Opal since 1995. He is responsible for plant construction and production of organic fertilizers. From 1981 to 1997, he served as General Manager of Beijing Shunyi County Agricultural Supplies and Provision Corporation, a Chinese Government official agent for the supply and distribution of fertilizers to farmers. Mr. Chen is a graduate of the Beijing Agricultural University, with a major in fertilizers.

Mr. Michael W. Botts, Director and Vice President of Research and Development of the Company. He is a soil scientist who developed the OMS technology and invented the chelating agent KOM. He is also the technical advisor of the procurement, installation and testing of OPAL OMF production facilities in Beijing. Mr. Botts holds a Bachelor of Science degree in Soil Science from the University of Oregon.

Mr. Raul F. Sanchez-Elia, Director. He is the principal of Condor Group, a New York based investment banking firm specializing in emerging markets direct investments. He is also a director of Bestalong Group, Inc. and USA Capital, a Denver based mid-size leasing company. Mr. Sanchez-Elia holds a Bachelor of Arts degree from Brown University ('76) and a Master of International Management degree from AGSIM (Thunderbird).

Mrs. Agnes K.O. Koon, Director. Mrs. Koon is a Chartered Insurer with 25 years experience in insurance and marketing. Mrs. Koon holds a Bachelor Degree of Social Science from the University of Hong Kong. She is also a member of the Hong Kong Institute of Human Resources Management, Associate of the Chartered Insurance Institute, member of the Hong Kong Women Professionals and Entrepreneurs Association and member of the Hong Kong Direct Marketing Association.

Mr. James H. Shane, independent Director. He is the President and Chief Executive Officer of Shane Associates Limited, a diversified operating company in the United States. He has been developing and managing real estate properties since 1969 and consulting US companies in the importing of products from Pacific Rims countries.

ITEM 10. EXECUTIVE COMPENSATION

     The following officers received compensation from the Company for the current and/or prior calendar year. Mr. John Koon, the Chief Executive Officer of the Company, did not receive compensation for either year.

                                                          Total Compensation
                                                               (US000)
Kenneth Poon             1998                              $   90,000
                         1997                                  32,000

     Messrs. Botts and Chen each received management fees which are disclosed in "Certain Relationships and Related Transactions". No other officer of the Company received compensation for either the year-ended December 1998 or 1997.

     Each non-executive director was compensated with 50,000 shares of common stock for their services as directors. No additional compensation was paid to non-executive directors.

     The Board of Directors of the Company annually reviews all executive positions and compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of September 10, 1999, the number of shares of the Company's Common Stock known to be held by the executive officers and directors individually and as a group and by beneficial owners of more than five percent of the Company's Common Stock.

                                                   Amount and Nature of
                                          --------------------------------------
Name and Address of Beneficial Owner      Beneficial Owner      Percent of Class
----------------------------------------  ----------------    ------------------
John Koon                                             0                    0
Agnes K.O. Koon                              18,671,768                   52
Long Chen Chen                                  100,000                  0.3
Xing Hua Chen                                   100,000                  0.3
Michael W. Botts                                100,000                  0.3
Raul F. Sanchez-Elia                            100,000                  0.3
James H. Shane                                   50,000                  0.1
Total all officers and directors             19,121,768                 53.3
                                          ------------------    --------------

(1) The persons names in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, and the information contained in the footnotes to the table.

(2)  Address is Suite 4704, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company paid a management fee to Mr. Michael Botts and Mr. Long Chen Chen, for their services as directors during the year-ended December 31, 1998 in the amounts of $22,000 and $109,000, respectively.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K

(a)  Exhibits

       3.1    Articles of Incorporation(3)
       4.1    Certificate of designation of Preferred Stock, Series A (1)
       4.2    Warrant to Corinthian (2)
      23.1    Consent of Arthur Andersen (1)
      27.1    Financial Data Schedules (1)

       (1)    Filed herewith
       (2) Incorporated by reference to the respective exhibits filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998
       (3) Incorporated by reference to the respective exhibits filed with the Company's Report on Form 8-A filed on July 6, 1998.

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            OPAL TECHNOLOGIES, INC.



                                             By:
                                                --------------------------
                                                 John Koon, President


Dated: September ___, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature               Title                                  Date
    -----------             -------                                ------

-------------------  Chairman of the Board, President,
John Koon            Chief Executive Officer and Director     September __, 1999

-------------------  Vice President, Sales and Marketing and
Long Chen Chen       Director                                 September __, 1999

-------------------  Vice President of Research and
Michael W. Botts     Development and Director                 September __, 1999

-------------------  Director
Raul Sanchez-Elia                                             September __, 1999

-------------------  Director
Agnes K.O. Koon                                               September __, 1999

-------------------  Director
James Shane                                                   September __, 1999

                             OPAL TECHNOLOGIES, INC.

                   Index to Consolidated Financial Statements


                                                                          Page
                                                                         ------

Independent Auditors Report                                               F-2

Consolidated Balance Sheet as of December 31, 1997 and 1998               F-3

Consolidated Statement of Operations for the Years Ended
December 31, 1996, 1997 and 1998                                          F-4

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1996, 1997 and 1998                                          F-5

Consolidated Statements of Stockholders' Equity (Deficit)
for the Years Ended December 31, 1996, 1997 and 1998                      F-7

Notes to Consolidate Financial Statements                                 F-8

                     OPAL TECHNOLOGIES INC. AND SUBSIDIARIES
                     =======================================



                        CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 1997 AND 1998 AND
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                         TOGETHER WITH AUDITORS' REPORT






              Approved by the Board of Directors on August 31, 1999


         -----------------------                 -------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and the Board of Directors of Opal Technologies Inc.:



We have audited the accompanying consolidated balance sheets of Opal Technologies Inc. (a company incorporated in the State of Nevada, United States of America; the "Company") and Subsidiaries (the "Group") as of December 31, 1997 and 1998, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the years ended December 31, 1996, 1997 and 1998. The accompanying financial statements give retroactive effect, for all periods presented, to the acquisition of Opal Agriculture Development Limited and Triple Star Holdings Limited as a reverse acquisition as described in Note 2 to the accompanying financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Opal Technologies Inc. and Subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1996, 1997 and 1998 after giving retroactive effect to the acquisition of Opal Agriculture Development Limited and Triple Star Holdings Limited as a reverse acquisition as described in Note 2 to the financial statements, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Group will continue as a going concern. As discussed in Note 26.a to the accompanying financial statements, the Group has suffered recurring net loss from continuing operations (net of minority interests) of approximately Rmb605,000 and Rmb29,670,000 (equivalent to US$3,583,000) for the years ended December 31, 1997 and 1998, respectively. The Group also has recurring net cash used in operating activities of approximately Rmb15,810,000 and Rmb13,046,000 (equivalent to US$1,575,000) for the years ended December 31, 1997 and 1998, respectively, and as of December 31, 1998, the Group's current liabilities exceeded its current assets by approximately Rmb13,123,000 (equivalent to US$1,586,000). These matters raise substantial doubt about the Group's ability to continue as a going concern. Management's plans in regarding to these matters are described in Note
1. The financial statements do not include any adjustments relating to the recoverability and classification of the Group's assets and classification of the Group's liabilities as of December 31, 1998 that might result should the Group be unable to continue as a going concern.



ARTHUR ANDERSEN & CO
Certified Public Accountants
Hong Kong



Hong Kong,
August 31, 1999.

                     OPAL TECHNOLOGIES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1998


                                                  Note         1 9 9 7                   1 9 9 8
                                              -----------     ----------        -------------------------
                                                               Rmb'000          Rmb'000           US$'000

ASSETS

Current assets:
   Cash and bank deposits                                       12,078            3,182              384
   Accounts receivable, net                        5            21,525            2,391              289
   Due from a shareholder                          24            3,430                -                -
   Due from a director                             24               19                -                -
   Due from a related company                      24                -               45                5
   Prepayments and other current assets                            212            1,225              148
   Inventories, net                                6             5,330            9,636            1,164
                                                             ----------       ----------        ---------
         Total current assets                                   42,594           16,479            1,990

   Property, machinery and equipment, net          7            27,015           70,003            8,454
   Construction-in-progress                        8            85,460           63,912            7,719
   Licensing costs, net                            9             7,536            7,093              856
   Goodwill, net                                   10            1,540            1,458              176
                                                            ----------       ----------        ---------
         Total assets                                          164,145          158,945           19,195
                                                            ==========       ==========        =========
LIABILITIES, MINORITY INTERESTS AND

Current liabilities:
   Short-term borrowings                           11           10,300           20,470            2,473
   Accounts payable                                              5,190            6,312              762
   Accrued liabilities                             12            1,669            2,484              300
   Due to a director                               24                -               21                3
   Taxation payable                                13              315              315               38
                                                            ----------       ----------        ---------
         Total current liabilities                              17,474           29,602            3,576

Non-current payable                                14           22,135           20,635            2,491
Loan from PRC joint venture partner                15            5,315            5,627              680
Loans from a shareholder                         16, 24              -           15,378            1,856
                                                            ----------       ----------        ---------
         Total liabilities                                      44,924           71,242            8,603
                                                            ----------       ----------        ---------
Minority interests                                              22,005           19,796            2,391
                                                            ----------       ----------        ---------
Shareholders' equity:
   Common stock, par value US$0.001:
     - Authorized - 49,000,000 shares as of
     - Outstanding and fully paid 35,991,964
   Preferred stock, par value US$0.001:
     -  Authorized - 1,000,000 shares as of
     - Outstanding and fully paid - 100,000
   Additional paid-in capital                                  101,488          101,894           12,306
   Accumulated losses                                           (4,206)         (33,876)          (4,089)
   Cumulative translation adjustments                             (366)            (411)             (52)
                                                            ----------       ----------        ---------
         Total shareholders' equity                             97,216           67,907            8,201
                                                            ----------       ----------        ---------
         Total liabilities, minority                           164,145          158,945           19,195
                                                            ==========       ==========        =========


   The accompanying notes are an integral part of these financial statements.

----------------
Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on December 31, 1998 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

                     OPAL TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


                                   Note        1 9 9 6         1 9 9 7                 1 9 9 8
                               ----------    -----------     -----------       ------------------------

                                               Rmb'000         Rmb'000          Rmb'000         US$'000

Net sales                           21        23,887           37,664            6,952             840
Cost of goods sold                  21       (20,475)         (25,736)          (5,927)           (716)
                                            ----------       ----------        ---------       ---------
       Gross profit                            3,412           11,928            1,025             124

Loss from sales return                             -                -           (3,504)           (423)
Selling, general and
Interest expense                                 (18)               -           (1,396)           (169)
Interest income                                   12               77               29               4
Other expenses, net                              (33)             (38)             (50)             (7)
                                            ----------       ----------        ---------       ---------
       Loss from continuing

Discontinued operations:
   - Loss from discontinued
      operations                     1        (1,944)               -                -               -
   - Net loss on disposal of
      discontinued operations        1        (1,696)               -                -               -
                                            ----------       ----------        ---------       ---------
       Loss from discontinued
        operations                            (3,640)               -                -               -
                                            ----------       ----------        ---------       ---------
       Loss before income taxes               (6,259)            (293)         (31,879)         (3,850)

Provision for income taxes          13             -             (315)               -               -
                                            ----------       ----------        ---------       ---------
       Loss before minority

Minority interests                              (982)               3            2,209             267
                                            ----------       ----------        ---------       ---------
       Net loss                               (7,241)            (605)         (29,670)         (3,583)
                                            ==========       ==========        =========       =========
Basic and diluted loss per share:
   - Loss from continuing operations            (0.26)          (0.03)           [(0.63)]        [(0.08)]

                                                (0.27)              -                 -               -
                                            ----------       ----------        ---------       ---------
   - Loss from discontinuing
          operations
                                                (0.53)           (0.03)           (0.82)         (0.10)
                                            ==========       ==========        =========       ==========


   The accompanying notes are an integral part of these financial statements.

----------------
Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on December 31, 1998 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

                     OPAL TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998



                                               1 9 9 6          1 9 9 7               1 9 9 8
                                             -----------      -----------   --------------------------
                                               Rmb'000          Rmb'000      Rmb'000          US$'000

Cash flows from operating activities:

Net loss                                       (7,241)          (605)        (29,670)         (3,583)
Adjustments to reconcile net loss to net
   Depreciation of property, machinery
   Amortization of licensing costs                  -            444             443              54
   Amortization of goodwill                        34             84              82              10
   Net loss on disposals of fixed assets            -              -              97              12
   Imputed interest on shareholder's                -              -             406              49
   Loss from discontinued operations            1,944              -               -               -
   Net loss on disposal of discontinued         1,696              -               -               -
   Charge in discontinued operations             (149)             -               -               -
   Minority interests                             982             (3)         (2,209)           (267)
(Increase) Decrease in operating assets -
   Accounts receivable, net                       374        (17,079)         19,134           2,311
   Prepayments and other current assets           (79)           (57)         (1,013)           (122)
   Inventories, net                            (2,629)         1,588          (4,306)           (520)
Increase (Decrease) in operating
   Accounts payable                            (1,246)        (1,560)          1,122             135
   Accrued liabilities                            371            103             815              98
   Taxation payable                                 -            315               -               -
                                             ----------      ---------       --------       ---------
         Net cash used in operating            (5,890)       (15,810)        (13,046)         (1,575)
                                             ----------      ---------       --------       ---------
Cash flows from investing activities:
   Acquisition of property, machinery
   Proceeds from disposals of fixed                 -              -              90              10
   Net cash outflow from acquisition of
   Acquisition of license right                (7,980)             -               -               -
   (Advance to) Repayment from a                    -         (3,430)          3,430             414
   (Advance to) Repayment from a director          (5)           (14)             40               4
   (Advance to) Repayment from a related         (749)           749             (45)             (5)
                                             ----------      ---------       --------       ---------
         Net cash used in investing           (19,902)       (43,274)        (20,165)         (2,437)
                                             ----------      ---------       --------       ---------
Cash flows from financing activities:
   Issuance of common stock                         -         47,567               -               -
   New short-term bank loan                         -         10,000           5,000             604
   Other loans                                      -            300           5,170             625
   Increase (Decrease) in non-current               -         22,135          (1,500)           (181)
   New loans from PRC joint venture                 -          3,046             312              38
   New loans from a shareholder                26,303         25,020          15,378           1,857
   Repayment of loans to a shareholder              -        (37,512)              -               -
   Others                                         312              -               -               -
                                             ----------      ---------       --------       ---------
         Net cash provided by financing        26,615         70,556          24,360           2,943
                                             ----------      ---------       --------       ---------
Effect of cumulative translation                 (412)            46             (45)             (5)
                                             ----------      ---------       --------       ---------
Net increase (decrease) in cash and bank          411         11,518          (8,896)         (1,074)
Cash and bank deposits, as of beginning           149            560          12,078           1,458
                                             ----------      ---------       --------       ---------
Cash and bank deposits, as of end of year         560         12,078           3,182             384
                                             ==========      =========       ========       =========

   The accompanying notes are an integral part of these financial statements.

-----------------
Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on December 31, 1998 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

                     OPAL TECHNOLOGIES INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


                                                                                                       Accumulated
                                                                                                          other
                                                                                                      comprehensive
                                  Common Stock         Preferred Stock                                   income-
                             ---------------------   --------------------    Addition                  cumulative
                             Number of               Number of                paid-in     Accumulated translation
                              shares       Amount     shares       Amount     capital       losses    adjustments
                             --------     --------   ---------    -------    ----------   ----------- -------------
                              '000         Rmb'000     '000       Rmb'000     Rmb'000      Rmb'000      Rmb'000

Balance as of January 1,      12,653         105        100           1       28,933     (17,080)           -
Net loss                           -           -          -           -            -      (7,241)           -
Accumulated loss
Translation adjustments            -           -          -           -            -           -         (412)
                            ---------    --------   --------    --------     ----------  --------       --------
Balance as of January 1,      12,653         105        100           1        8,213      (3,601)        (412)
Issuance of common stock
Effect of the exchange
Issuance of common stock
Net loss                           -           -          -           -            -        (605)           -
Translation adjustments            -           -          -           -            -           -           46
                            ---------    --------   --------    --------     ----------  --------       --------
Balance as of December
Net loss                           -           -          -           -            -     (29,670)           -
Shareholder's
Translation adjustments            -           -          -           -            -           -          (45)
                            ---------    --------   --------    --------     ----------  --------       --------
Balance as of December 31,
     1998                     35,992         299        100           1      101,894     (33,876)        (411)
                            =========    ========   ========    ========     ==========  ========       ========


   The accompanying notes are an integral part of these financial statements.

                     OPAL TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   ORGANIZATION AND PRINCIPAL ACTIVITIES
     -------------------------------------

Opal Technologies Inc. (the "Company") was incorporated in the State of Nevada in the United States of America on September 9, 1987. With effect from May 14, 1997, the Company changed its name from Med-Tex Corporation to Opal Technologies Inc.

During the year ended December 31, 1996, the Company capitalized its accumulated loss of approximately Rmb20,720,000 against additional paid-in capital.

During the period from October 31, 1996 to June 6, 1997, the Company remained dormant.

Acquisition of subsidiaries
---------------------------

On June 6, 1997, the Company entered into an agreement with Bestalong Group Inc. ("Bestalong"; a company incorporated in the British Virgin Islands) to acquire from Bestalong 100% interest in Triple Star Holdings Limited ("TSH"; a company incorporated in the British Virgin Islands) and 100% interest in Opal Agriculture Development Limited ("OAD"; a company incorporated in the British Virgin Islands) by (i) issuing to Bestalong 8,452,768 shares of common stock (after the one-for-ten reverse stock split described in Note 18) and 100,000 shares of Series A preferred stock, and (ii) assuming Bestalong's liabilities in the form of a promissory note of US$2,100,000, which was subsequently cancelled by the issuance of 4,200,000 shares of common stock (after the one-for-ten reverse stock split described in Note 18). Bestalong is beneficially controlled by Mr. John K. C. Koon, a director of the Company.

TSH Group
---------

TSH and its wholly-owned subsidiary, Triple Star Group Limited ("TSG"; a company incorporated in the British Virgin Islands) are investment holding companies. On August 6, 1996, TSG acquired a 55% interest in Beijing Opal Agriculture Biochemistry Co., Ltd. ("Beijing Opal"), an equity joint venture established in the People's Republic of China (the "PRC"). Beijing Opal is principally engaged in the manufacturing and sales of organic agricultural fertilizers.

     -------------------------------------

TSH Group  (Cont'd)
---------

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

OAD
---

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

     -------------------------------------

Management Plan
---------------

During the years ended December 31, 1997 and 1998, the Group reported recurring net loss from continuing operations (net of minority interests) of approximately Rmb605,000 and Rmb29,670,000 (equivalent to US$3,583,000), respectively. In addition, the Group has net cash used in operating activities of approximately Rmb15,810,000 and Rmb 13,046,000 (equivalent to US$1,575,000) for the years ended December 31, 1997 and 1998, respectively. As of December 31, 1998, the Group's current liabilities exceeded current assets by approximately Rmb13,123,000 (equivalent to US$1,586,000).

Despite its negative cash flow from operating activities, the Group has secured financing of Rmb5 million (equivalent to US$604,000) loan from a financial institution in the People's Republic of China in February 1999 and is in the process of obtaining a loan for working capital purpose. While there is no assurance that additional funding will be available to finance future operations, the Group is negotiating with other interested investors and lenders. Management believes that this additional financing should it materialize, along with its current credit facilities will be sufficient to support the Group's liquidity requirement through the end of 1999.

While there is no assurance that the Group's cash flow will improve in foreseeable future, the Group has completed the installation of a granule production facility and signed a five-year exclusive sales contract with a Taiwanese government owned company. The trial order for the first year consists of 29,000 metric tons of Opal Granules and 1,220 metric tons of Opal Foliar. This translates into approximately US$10 million sales. The first shipment of Opal Foliar was made on April 9, 1999. All export sales will be covered by letters of credit or telegraphic transfer to be received prior to shipment. In the light of this new payment terms arrangement, the cash flow situation of the Group is expected to be improved in 1999.

Management believes that, if the financing now being negotiated materializes, the Group's operating results can be significantly improved. The support of the Group's vendors, customers, lenders and shareholders will continue to be key to the Group's future success.

2.   BASIS OF PRESENTATION
     ---------------------

The acquisitions of TSH and OAD by the Company on June 6, 1997 have been treated as a reverse acquisition since TSH and OAD are the continuing entities as a result of the recapitalization and restructuring. On this basis, the historical financial statements prior to June 6, 1997 represent the combined financial statements of TSH and OAD. The historical shareholders' equity accounts of the Company as of December 31, 1996 have been retroactively restated to reflect the issuance of 8,452,768 shares of common stock (after the effect of the reverse stock split - described in Note 18) and 100,000 shares of Series A preferred stock to Bestalong and the issuance of 4,200,000 shares of common stock (after the effect of the reverse stock split - described in Note 18) for the cancellation of a promissory note (see Note 1).

The acquisition of Beijing Opal by TSG on August 6, 1996 has been accounted for using the purchase method of accounting. Accordingly, the assets and liabilities assumed have been recorded at their estimated fair values, and the operations of Beijing Opal are included in the consolidated financial statements of the Group from the date of acquisition.

3.   SUBSIDIARIES
     ------------

Details of the Company's subsidiaries (which together with the Company are collectively referred to as the "Group") as of December 31, 1998 were as follows:

                                                        Percentage of
                                   Place of            equity interest
     Name                        incorporation              held             Principal activities
   --------                    -----------------      ------------------   ------------------------

Triple Star Holdings Limited     The British Virgin           100%           Investment holding
     ("TSH")                       Islands
Triple Star Group Limited        The British Virgin           100%           Investment holding
     ("TSG")                       Islands
Opal Agriculture Development     The British Virgin           100%           Trading of organic
     ("OAD")                       Islands
Beijing Opal Agriculture         The PRC                       55%           Manufacturing and sale of
     ("Beijing Opal")                                                          organic agricultural
                                                                               fertilizers

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

a.   Basis of consolidation
     ----------------------

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intra-group balances and transactions have been eliminated on consolidation.

b.   Goodwill
     --------

     Goodwill, being the excess of cost over the fair value of the Group's share of the net assets of a subsidiary (Beijing Opal) acquired, is amortized on a straight-line basis over 20 years. The amortization recorded during the years ended December 31, 1996, 1997 and 1998 was approximately Rmb34,000, Rmb84,000 and Rmb82,000, respectively. Accumulated amortization as of December 31, 1997 and 1998 was approximately Rmb118,000 and Rmb200,000, respectively.

     Management reviews and evaluates the recoverability of goodwill periodically as part of its assessment of the recoverability of the Group's share of net assets of subsidiary to which it relates. The determinants used for this evaluation include management's estimate of the asset's ability to generate positive income from operations and positive cash flow in future periods. In the opinion of the management, no material impairment existed as of December 31, 1998.

c.   Inventories
     -----------

     Inventories are stated at the lower of cost, on a weighted average basis, and market value. Costs of work-in-process and finished goods are composed of direct materials, direct labor and an attributable portion of production overheads.

d.   Property, machinery and equipment
     ---------------------------------

     Property, machinery and equipment are recorded at cost. Gains or losses on disposals are reflected in current operations. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows: land - 27 years, buildings
     - 10 years, machinery and equipment - 5 years, motor vehicles - 5 years, furniture and office equipment - 5 years. All ordinary repair and maintenance costs are expensed as incurred.

     The Group recognizes an impairment loss on a fixed asset when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges) indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of the asset cannot be realized through sale. Measurement of the impairment loss is based on the fair value of the assets.

     ------------------------------------------

e.   Construction-in-progress
     ------------------------

     Construction-in-progress represents land costs as well as factories, office and machinery under construction. It is the Group's policy to capitalize interest during the construction phase of qualifying assets in accordance with Statement of Financial Accounting Standards No. 34. During the years ended December 31, 1996, 1997 and 1998, Nil, Nil and approximately Rmb487,000 of interest were capitalized.

f.   Licensing costs
     ---------------

     Licensing costs are costs incurred to acquire the exclusive right to distribute and sell a brand of organic agricultural fertilizer. Amortization for financial reporting purposes is provided using the straight-line method over the license period of 18 years. The amortization recorded during the years ended December 31, 1996, 1997 and 1998 was approximately Nil, Rmb444,000 and Rmb443,000, respectively. Accumulated amortization as of December 31, 1997 and 1998 was approximately Rmb444,000 and Rmb887,000, respectively.

     Management reviews and evaluates the recoverability of licensing costs periodically as part of its assessment of the recoverability of the Group's net assets. The determinants used for this evaluation include management's estimate of the asset's ability to generate positive income from operations and positive cash flow in future periods. In the opinion of the management, no material impairment existed as of December 31, 1998.

g.   Net sales
     ---------

     Net sales represent the invoiced value of goods supplied to customers, net of sales returns and allowances. Sales are recognized upon delivery of goods and passage of title to customers.

h.   Income taxes
     ------------

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

     ------------------------------------------

i.   Operating leases
     ----------------

     Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the relevant leases.

j.   Comprehensive income
     --------------------

     The Group has adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), which requires the Group to report all changes in equity during a period, except for those resulting from investment by owners and distribution to owners, in financial statements for the period in which they are recognized. The Group has disclosed comprehensive income, which encompasses net income and currency translation adjustments, in the consolidated statements of changes in shareholders' equity and Note 17 to the financial statements. Prior years financial statements have been restated to conform to the SFAS No. 130 requirements.

k.   Foreign currency translation
     ----------------------------

     The Group considers Reminbi ("Rmb") as its functional currency as most of the Group's business activities are based in Reminbi.

     The translation of the financial statements of group companies into Reminbi is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. Gains or losses resulting from translation are included in shareholders' equity separately as cumulative translation adjustments. Aggregate (losses) gains from foreign currency transactions included in the results of operations for the years ended December 31, 1996, 1997 and 1998 were approximately Nil, Rmb(38,000) and Rmb131,000, respectively.

     ------------------------------------------

l.   Loss per common share
     ---------------------

     Basic loss per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 by dividing net loss for each year by the weighted average number of shares of common stock outstanding during the years, as if the common stock issued for the acquisition of OAD and TSH (see Note 1) and the one-for-ten reverse stock splits (see Note 18.a) had been consummated prior to the years presented.

     The computation of diluted loss per common share is similar to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive securities outstanding during the years were exercised.

     The basic and diluted loss per common share were the same for the years presented because there was no dilutive securities outstanding as of each year end. The numerator in calculating both basic and diluted loss per share for each year is the reported net loss. The denominator is based on the following weighted-average number of common shares:

                         1 9 9 6               1 9 9 7              1 9 9 8
                        ---------             ---------            ---------
         Basic         13,592,000            22,172,000            35,991,964
         Diluted       13,592,000            22,172,000            35,991,964


m.   Use of estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

n.   Fair value of financial instruments
     -----------------------------------

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and bank deposits and short-term borrowings The carrying amounts approximate fair values because of the short maturity of those instruments.

     Non-current payable The fair value of the Group's non-current payable is estimated based on the quoted market prices for the same or similar issues.

5.   ACCOUNTS RECEIVABLE
     -------------------

Accounts receivable comprised:

                                            1 9 9 7             1 9 9 8
                                            Rmb'000    Rmb'000         US$'000
                                           ---------  -------------------------
Trade receivables                           23,803     20,000           2,415

Less: Allowance for bad and doubtful
        debts                               (2,278)   (17,609)         (2,126)
                                           --------   --------        --------
Accounts receivable, net                    21,525      2,391             289
                                           ========   ========        ========

6.   INVENTORIES
     -----------

Inventories comprised:

                                          1 9 9 7               1 9 9 8
                                        ------------     -----------------------
                                          Rmb'000        Rmb'000        US$'000

Raw materials                             4,003           4,732            572

Work-in-process                             532             762             92

Finished goods                              849           6,442            778

                                          5,384          11,936          1,442

Less: Allowance for slow-moving and
       obsolete inventories                 (54)         (2,300)         (278)
                                        --------       ---------      ---------
Inventories, net                          5,330           9,636          1,164
                                        ========       =========      =========

7.   PROPERTY, MACHINERY AND EQUIPMENT
     ---------------------------------

Property, machinery and equipment comprised:

                                           1 9 9 7                1 9 9 8
                                         -----------      ----------------------
                                           Rmb'000        Rmb'000       US$'000

Property, machinery and equipment:

    Land                                    9,377          9,377          1,132

    Buildings                               5,023          5,335            644

    Machinery and equipment                12,498         57,221          6,911

    Motor vehicles                          1,051          1,017            123

    Furniture and office equipment            121            121             15
                                         --------       ---------     ---------
Cost                                       28,070         73,071          8,825

Less: Accumulated depreciation             (1,055)        (3,068)          (371)
                                         --------       ---------     ---------
Property, machinery and equipment, net     27,015         70,003          8,454
                                         ========       =========     =========

Private ownership of land is not allowed in the PRC; rather, entities acquire the right to use land for a designated term. The Group's buildings are located on land in Beijing, the PRC for a period of 50 years commencing from the issuance date of land use right certificate. The Group is in the process of completing the legal agreements relating to the acquisition of the land use right as of December 31, 1998 (see Note 8).

Certain machinery and equipment with net book value of approximately Nil and Rmb9,240,000 as of December 31, 1997 and 1998, respectively, were pledged to secure certain of the Group's short-term borrowings (see Notes 11 and 23).

8.   CONSTRUCTION-IN-PROGRESS
     ------------------------

Construction-in-progress represents land cost and factories and office buildings and machinery under construction in the PRC, which comprised:

                                1 9 9 7                    1 9 9 8
                               ---------        ------------------------------
                                Rmb'000          Rmb'000              US$'000

Land cost                       41,458           41,458                 5,007

Construction costs              14,302           21,967                 2,653

Machinery                       29,700                -                     -

Interest cost capitalized            -              487                    59
                              --------         --------              --------
                                85,460           63,912                 7,719
                              ========         ========              ========

     ------------------------

Private ownership of land is not allowed in the PRC; rather, entities acquire the right to use the land for a designated term. As of December 31, 1998, land cost represented the cost of acquiring the land use right to a plot of land of approximately 206 acres (1997 - 206 acres) in Beijing, the PRC for a period of 50 years commencing from the issuance date of the land use right certificate. The Group is in the process of completing the legal agreements relating to the acquisition of the land use right. As of December 31, 1997 and 1998, approximately 168 acres of land was under development and was recorded as construction-in-progress. The remaining 38 acres of land was recorded as property, machinery and equipment as of December 31, 1997 and 1998.


9.   LICENSING COSTS
     ---------------

                                    1 9 9 7                  1 9 9 8
                                   ---------       -----------------------------
                                    Rmb'000          Rmb'000          US$'000

Licensing costs                      7,980            7,980               963
Less: Accumulated amortization        (444)            (887)             (107)
                                    -------          -------           -------
Licensing costs, net                 7,536            7,093               856
                                    =======          =======           =======
Licensing costs represent fees paid to a third party to obtain the exclusive right to distribute and sell organic agriculture fertilizer manufactured by Beijing Opal in the PRC, Hong Kong, Taiwan and Macau for 18 years up to February 7, 2015.

10.  GOODWILL
     --------

                                     1 9 9 7                1 9 9 8
                                    ---------      --------------------------
                                     Rmb'000        Rmb'000           US$'000

Goodwill                              1,658          1,658                200

Less: Accumulated amortization         (118)          (200)               (24)
                                     -------        -------           --------
Goodwill, net                         1,540          1,458                176
                                     =======        =======           ========

11.  SHORT-TERM BORROWINGS
     ---------------------

Short-term borrowings comprised:

                                       1 9 9 7                1 9 9 8
                                      ---------      -------------------------
                                       Rmb'000        Rmb'000         US$'000

Short-term bank loan (a)               10,000         15,000            1,812
Other loans (b)                           300          5,470              661
                                      -------        -------          -------
                                       10,300         20,470            2,473
                                      =======        =======          =======
Notes -

a. Short-term bank loan was denominated in Renminbi and bore interest at 9.5% and 7.05% per annum as of December 31, 1997 and 1998 respectively. It was guaranteed by a third party in the PRC and is collaterized by certain machinery and equipment of the Group (see Notes 7 and 23).

b. Other loans include a loan from a third party in the PRC of Nil and Rmb4,720,000 as of December 31, 1997 and 1998, respectively, which was unsecured and bore interest ranging from 7.2% to 12% per annum as of December 31, 1998. It was drawn for financing the construction of the Group's factories and office buildings and is repayable within one year. In addition, there was a loan from a third party in the PRC of Rmb300,000 and Rmb750,000 as of December 31, 1997 and 1998, respectively, which was unsecured, non-interest bearing and without pre-determined repayment terms. It was used to finance the construction of the Group's factories and office buildings.

Supplemental information with respect to the short-term bank loan and other loan for the year ended December 31, 1998 is as follows:


                                                                             Weighted
                                       Maximum amount    Average amount  average interest        Weighted
                                        outstanding       outstanding     rate at the end     average interest
                                      during the year   during the year     of the year       rate during the
                                     ----------------- ----------------- ------------------ -------------------
                                          Rmb'000           Rmb'000

Year ended December 31, 1998:

    -  Short-term bank loan                15,000            10,417             7.05%             7.92%
    -  Other loans                          5,650             4,688             7.92%             9.74%
                                        =========         =========        ==========         =========

Year ended December 31, 1997:

    -  Short-term bank loan                10,000               833             9.5%              9.5%
    -  Other loans                            300               200             -                 -
                                        =========         =========        ==========         =========

12.  ACCRUED LIABILITIES
     -------------------

Accrued liabilities comprised:

                                        1 9 9 7               1 9 9 8
                                       ---------     ---------------------------
                                        Rmb'000       Rmb'000           US$'000
Accruals for operating expenses

    -  salary and bonus                   108           385                 46

    -  professional fees                1,086         1,098                133

    -  interest expense                     -           247                 30

Provision for welfare fund (a)            114           190                 23

Provision for pension fund (a)            109           183                 22

Others                                    252           381                 46
                                       -------      -------             -------
                                        1,669         2,484                300
                                       =======      =======             =======

Note -

a. Welfare fund is provided at 19% of total salary and pension fund is provided at 17% of total salary. The welfare fund is for welfare expenses of employees (see Note 19) and the pension fund is for the employees' retirement benefit (see Note 20).



13.  INCOME TAXES
     ------------

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which they operate. The British Virgin Islands entities (TSH, TSG and OAD) are incorporated under the International Business Companies Act of the British Virgin Islands and, accordingly, are exempted from payment of the British Virgin Islands income taxes. OAD carries on business in the PRC through Beijing Opal and, consequently, is subject to PRC enterprise income tax at a rate of 33% (30% state tax and 3% local tax). Beijing Opal also carries on business in the PRC and is subject to PRC enterprise income tax at a rate of 33% (30% state tax and 3% local tax). However, Beijing Opal is exempted from the state and local income taxes for two years starting from the first year of profitable operations and then is subject to a 50% reduction for the next ten years. The first profitable year for Beijing Opal was the year ended December 31, 1996. If the tax holiday for Beijing Opal did not exist, the Group's income tax expenses (net of minority interests) would have been increased by approximately Rmb396,000, Rmb263,000 and Nil for the years ended December 31, 1996, 1997 and 1998, respectively.

     ------------

The reconciliation of the statutory income tax rate in the PRC to the effective income tax rate based on loss before income taxes as stated in the consolidated statements of operations for the years ended December 31, 1997 and 1998 is as follows:

                                                        1 9 9 7         1 9 9 8
                                                       ---------       ---------
PRC statutory income tax rate                            (33%)           (33%)

Non-taxable activities                                     9%              -

Effect of tax exemption for the PRC joint venture       (158%)             5%

Establishment of valuation allowance                     289%             28%
                                                       -------         -------
                                                         107%              -
                                                       =======         =======
Deferred taxation comprised:

                                             1 9 9 7            1 9 9 8
                                            ---------    ---------------------
                                             Rmb'000      Rmb'000     US$'000

Temporary difference arising from:

    -  net operating loss carryforwards         660         4,188        506

    -  provision for doubtful accounts          752         5,811        702

    -  provision for obsolete and
          slow-moving inventories                 -           290         35
                                              ------       ------     ------
Deferred tax assets, gross                     1,412       10,289      1,243

Valuation allowance                           (1,412)     (10,289)    (1,243)
                                              ------       ------     -------
Deferred tax assets, net                           -            -          -
                                              ======       ======     =======

The change in valuation allowance from December 31, 1997 to December 31, 1998, is primarily related to the tax effect of the net operating loss of approximately Rmb10,688,000, provision for doubtful accounts of approximately
Rmb15,331,000 and provision for obsolete and slow moving inventories of approximately Rmb879,000. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets as reduced by the valuation allowance.

14.  NON-CURRENT PAYABLE
     -------------------

Non-current payable represents the liabilities for the balance of acquisition costs of the land for construction of factories and office buildings, the amount is non-interest bearing and is wholly repayable in January 2000.

15.  LOAN FROM PRC JOINT VENTURE PARTNER
     -----------------------------------

This represented a loan from the PRC joint venture partner - BOBF, for financing the operations of the Group, which is denominated in Renminbi, unsecured and non-interest bearing. BOBF has agreed not to demand the Group for repayment until the Group is financially capable to do so.

16.  LOANS FROM A SHAREHOLDER
     ------------------------

During the year ended December 31, 1997, approximately Rmb45,902,000 of the loans from Bestalong were capitalized by issuance of 11,000,000 shares of common stock, par value US$0.001, at US$0.50 per share.

As of December 31, 1998, loans from Bestalong, a major shareholder, amounted to approximately Rmb15,378,000 (equivalent of US$1,856,000) were unsecured and Bestalong has agreed not to demand the Group for repayment before December 31, 2000. For financial reporting, interest expense of approximately Nil, Nil and Rmb406,000 for the year ended December 31, 1996, 1997 and 1998, respectively, were imputed according to cost of borrowings in the PRC and were recorded as interest expenses and shareholder's contribution.

17.  COMPREHENSIVE INCOME
     --------------------

Comprehensive income and its components, net of tax, comprised:

                                  1 9 9 6     1 9 9 7             1 9 9 8
                                 ---------   ---------   -----------------------
                                  Rmb'000     Rmb'000     Rmb'000        US$'000

Net loss                          (7,241)       (605)    (29,670)        (3,583)

Other comprehensive income

    -  Translation adjustments      (412)         46         (45)            (5)
                                  -------      ------    --------       --------
Comprehensive income              (7,653)       (559)    (29,715)        (3,588)
                                  =======      ======    ========       ========

18.  SHARE CAPITAL
     -------------

a.   Common stock
     ------------

     During the period from January 1, 1996 (the earliest date covered by the report) to June 5, 1997, the Company had authorized share capital of 50,000,000 shares of common stock, par value US$0.001 each, and outstanding share capital of 9,391,964 shares of common stock, par value US$0.001 each. On June 6, 1997, the Company reclassified its authorized share capital of 50,000,000 shares of common stock, par value US$0.001 each, into 49,000,000 shares of common stock, par value US$0.001 each, and 1,000,000 shares of preferred stock, par value US$0.001 each. Also, it effected a one-for-ten reverse stock split and, resulting in 939,196 shares of common stock, par value US$0.001 each, being outstanding. This reverse split has been reflected retroactively in the accompanying financial statements and all loss per common share computations.

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

b.   Preferred stock
     ---------------

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

19.  DISTRIBUTION OF INCOME
     ----------------------

     At present, a major portion of the Group's income is contributed by Beijing Opal. Income of Beijing Opal as determined under generally accepted accounting principles in the PRC is distributable to its joint venture partners after transfer to (i) contributory dedicated capital as required under PRC government regulations and the joint venture's articles of association, and (ii) discretionary dedicated capital as determined by Beijing Opal's board of directors. Discretionary capital includes a salary fund and a staff welfare fund. Contributory dedicated capital is a form of legal reserve fund. Contributory and discretionary dedicated capital is not distributable in the form of dividends. In the financial statements prepared under US GAAP, amounts designated for payments of employee salary and welfare of approximately Rmb81,000 and Rmb86,000 for the years ended December 31, 1997 and 1998 have been charged to income and the related provisions are reflected as accrued liabilities in the balance sheets as of December 31, 1997 and 1998.

A reconciliation of the consolidated accumulated loss reported under US GAAP to that reported under PRC GAAP as of December 31, 1997 and 1998 is as follows:

                                          1 9 9 7               1 9 9 8
                                         ---------     ------------------------
                                          Rmb'000       Rmb'000        US$'000

Accumulated loss, under PRC GAAP          (2,610)       (16,217)       (1,957)

Increase in allowance for doubtful
     accounts                             (1,458)       (15,331)       (1,852)

Increase in allowance for obsolete
     inventories                             (54)        (2,246)         (271)

Amortization of goodwill                     (84)           (82)           (9)
                                         --------      ---------      --------
Accumulated loss, under US GAAP           (4,206)       (33,876)       (4,089)
                                         ========      =========      ========

20.  RETIREMENT PLAN
     ---------------

The Group's employees in the PRC are all employed by Beijing Opal. As stipulated by PRC regulations, Beijing Opal maintains a defined contribution retirement plan for all of its employees. All retired employees are entitled to an annual pension equal to their basic annual salary upon retirement. Beijing Opal contributes to a state sponsored retirement plan approximately 17% of the basic salary of its employees, and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions. The state sponsored retirement plan is responsible for the entire pension obligations payable to retired employees. Beijing Opal's contribution was approximately Rmb36,000, Rmb73,000 and Rmb76,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

The Group has no other retirement plan for its employees outside the PRC.

21.  NET SALES AND COST OF GOODS SOLD
     --------------------------------

Net sales and cost of goods sold comprised:

                                 1 9 9 6       1 9 9 7           1 9 9 8
                                ---------    ----------    ---------------------
                                 Rmb'000       Rmb'000      Rmb'000     US$'000

Net sales to related companies
(Note 24)                        20,045        14,609          40           5

Cost of goods sold (Note 24)    (19,531)      (14,609)        (40)         (5)
                               ---------     ---------     -------      -------
                                    514             -           -           -

Net sales to third parties        3,842        23,055       6,912         835

Cost of goods sold (Note 24)       (944)      (11,127)     (5,887)       (711)
                               ---------     ---------     -------      -------
                                   2,898        11,928      1,025         124
                               ---------     ---------     -------      -------
         Gross profit              3,412        11,928      1,025         124
                               =========     =========     =======      =======

22.  COMMITMENTS
     -----------

The Group had capital commitments amounting to approximately Rmb5,065,000 and Rmb143,000 as of December 31, 1997 and 1998, respectively, for construction of factories and office buildings in the PRC, and approximately Rmb3,300,000 and Nil as of December 31, 1997 and 1998, respectively, for purchases of machinery and equipment.

The  Group  had  operating   commitments  amounting  to  approximately  Nil  and
Rmb1,500,000 as of December 31, 1997 and 1998, respectively, for sponsorship of an exhibition in the PRC.

23.  BANKING FACILITIES
     ------------------

The Group had banking facilities of approximately Rmb15,000,000 as of December 31, 1998 for short-term bank loans. The facilities was fully utilized as of December 31, 1997 and 1998. These facilities were secured by:

a.   Pledges  of  the  Group's   machinery   and   equipment  of   approximately
     Rmb9,240,000 as of December 31, 1998 (Note 7 and 11); and

b.   A guarantee given by a third party in the PRC.

24.  RELATED PARTY TRANSACTIONS
     --------------------------

Name and relationship of related parties:
                                                    Relationships with the
Name of related parties                             Company
------------------------------                     -------------------------
Bestalong Group Inc. ("Bestalong")                   Parent company
Oriental Alliance Limited                            Subsidiary of Bestalong
Anshun Opal Company Limited ("Anshun Opal")          Subsidiary of Bestalong
Agriculture and Production Information Company
("APIC")                                             Holding company of BOBF
Beijing Komix Vigour Property Liquid Fertilizer
Co. Ltd. ("BKVPL")                                   Affiliated company of BOBF
Komix Asia Pacific Company Limited ("KAP")           Common directors
Fuzhou Opal Company Limited ("Fuzhou Opal")          Common director

     --------------------------

Summary of related party balances and transactions is as follows:


                                          1 9 9 6       1 9 9 7              1 9 9 8
                                        -----------   -----------     ----------------------
                                          Rmb'000       Rmb'000       Rmb'000       US$'000

Due from a shareholder (a)
   - Bestalong                                -          3,430            -            -
Due from (to) a director (b)
   - Mr. Chen Long Chen                       5             19          (21)          (3)
Due from a related company (b)
   - Oriental Alliance Limited              749              -            -            -
   - Anshun Opal                              -              -           45            5
Loan from a shareholder
   - Bestalong (Note 16)                      -              -       15,378        1,856
Accounts payable to related companies
   - APIC                                 1,260          4,072        4,001          483
   - KAP                                    356              -            -            -
   - BKVPL                                4,435              -            -            -
Sales to related companies (d)
   - APIC                                19,423         14,609            -            -
   - Fuzhou Opal                            622              -            -            -
   - Bestalong                                -              -           40            5
Purchases from related companies (e)
   -  APIC                                    -          3,648        4,331          523
   -  KAP                                 2,164              -            -            -
   -  Bestalong                               -          2,568            -            -
Rental expenses paid to
   - APIC                                     -             29           55            7
   - Bestalong                              290            831          578           70
Management fees paid to directors (f)
   - Mr. Michael William Botts              348            357          183           22
   - Mr. Chen Long Chen                     522            897          904          109

Notes -

a.   This   represented   advances  to  Bestalong   which  were   unsecured  and
     non-interest bearing. The advances were settled subsequent to December 31, 1997.

b. The balances due from (to) a related company and a director were unsecured, non-interest bearing and without pre-determined repayment terms.

c. These represented payables on purchases of raw materials from related companies in the ordinary course of business.

d. Sales to APIC were at a mark-up of 0.5% for the year ended December 31, 1996 and at cost for the year ended December 31, 1997. Sales to Fuzhou Opal were made in the ordinary course of business. Sales to Bestalong were at cost for the year ended December 31, 1998.

     --------------------------

Notes -  (Cont'd)

e. Purchases from related companies were made at the original cost with no mark-up being charged.

a. f. These represent management fees paid to Mr. Michael William Botts and Mr. Chen Long Chen for the provision of executive services.

In addition, the Group reimbursed Bestalong for expenditures (both capital and operating in nature) incurred by Bestalong on behalf of the Group. Such reimbursements amounted to approximately Rmb58,394,000, Rmb25,020,000 and Rmb1,274,000 during the years ended December 31, 1996, 1997 and 1998.



25.  SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION
     -----------------------------------------------

a. On August 6, 1996, TSG acquired a 55% interest in Beijing Opal for cash consideration of approximately Rmb1,159,000. Details of assets acquired and liabilities assumed were as follows:

                                                                        Rmb'000
                                                                       ---------
       Cash and bank deposits                                              564
       Accounts receivable                                               4,820
       Prepayments and other current assets                                 76
       Inventories                                                       4,289
       Property, machinery and equipment                                 2,292
       Accounts payables                                                (7,996)
       Accrued expenses                                                 (1,195)
       Loans from Bestalong Group Inc.                                  (3,757)
                                                                      ---------
       Net liabilities assumed as of the date of acquisition              (907)
                                                                      =========
       Share of net liabilities as of the date of acquisition (55%)       (499)
       Goodwill                                                          1,658
                                                                      ---------
       Consideration satisfied in cash                                   1,159
                                                                      =========

       Net cash outflow:
       Cash paid                                                         1,159
       Cash and bank deposits acquired                                    (564)
                                                                      ---------
                                                                           595
                                                                      =========

     -----------------------------------------------

b.   Cash paid for interest comprised:

                                 1 9 9 6     1 9 9 7             1 9 9 8
                                ---------   ---------     ----------------------
                                 Rmb'000     Rmb'000       Rmb'000      US$'000

          Interest expense          18           -          1,396          169
                                 =======     =======       =======      =======
Non-cash items:

During the year ended December 31, 1997, the Company issued 11,000,000 shares of common stock by capitalization of a loan from a shareholder of approximately Rmb45,902,000 (equivalent of US$5,500,000). In addition, during the year ended December 31, 1997, the Company issued 4,200,000 shares of common stock by the cancellation of a promissory note of approximately Rmb17,451,000 (equivalent of US$2,100,000) (See Note 18.a).

26.  OPERATING RISKS
     ---------------

a.   Limited operating history

     The Group reorganized and commenced its operations in trading and manufacturing of organic agricultural fertilizers in August 1996, and such operations were still in the development stage as of December 31, 1998. The Group incurred losses from continuing operations (net of minority interests) of approximately Rmb605,000 and Rmb29,670,000 for the years ended December 31, 1997 and 1998, respectively, and had accumulated losses amounting to approximately Rmb4,206,000 and Rmb33,876,000 as of December 31, 1997 and 1998, respectively. The Group's operations are subject to all the risks inherent in an emerging business enterprise. These include, but are not limited to, competition from other fertilizer manufacturers, the need to expand production and distribution, and slow settlement of billings to new customers. Realization of the Group's investment in assets is dependent on the success of its future operations.

b.   Dependence strategic relationship
     ---------------------------------

     The Group conducts its operations in the PRC through an equity joint venture with BOBF as described in Note 1. Any deterioration of this strategic relationship could have an adverse effect on the operations and financial position of the Group.

     ---------------

c.   Concentration of credit risk
     ----------------------------

     A substantial portion of the Group's sales is made to a small number of customers on an open account basis and generally no collateral is required. Details of individual customers accounting for more than 5% of the Group's sales are as follows:


                                                       1996        1997        1998
                                                      ------      ------      ------

     Agriculture and Production
     Information Company, a related
     party                                             81.3%       38.9%          -

     Heng Yang Agriculture and
     Technology Development Company                       -        11.6%          -

     Yunnan Xing Long Agriculture
     and Trade Development Centre                       1.4%       11.4%       13.0%

     Xin Jiang Agriculture and
     Science Institute                                    -         8.2%          -

     Gansu Nong Ken Technological
     Development Company                                1.2%        5.2%          -

     Xiamen Station of Soil and
     Fertilizer Work                                      -           -        12.5%

     Zhejiang Jiangshan Group                             -           -         8.4%

     Hunan Dalong Group                                   -           -        15.5%

     Hainan Global Industry Company Limited               -           -        15.0%

     Shaoguan Agricultural Association                    -           -         7.7%

     Wulong Group                                         -           -         5.5%
                                                   =========    =========   =========

     Concentration of accounts receivable as of December 31, 1997 and 1998 is as follows:

                                                       1997               1998
                                                     --------          ---------

          Five largest accounts receivable             68.6%              54.4%
                                                    ========            ========

     The Group performs ongoing credit evaluation of each customer's financial condition. It maintains reserves for potential credit losses and such losses in aggregate have not exceeded management's projections. As of December 31, 1998, the Group maintained a specific provision of Rmb1,882,000 and a general provision of 87% of the remaining balance against its trade receivables. The Directors, in their opinion, consider that the risk of recoverability of the unprovided for receivable is minimal.

     ---------------

d.   Concentration of suppliers
     --------------------------

     The Group purchases raw material from a number of suppliers. Details of individual suppliers accounting for more than 5% of the Group's purchases are as follows:

                                                       1996      1997      1998
                                                      ------    ------    ------
         Purchases from:

         Agriculture and Production
         Information Company                           85.4%     15.9%     71.6%

         Shun Yi County Chemical
         Fertilizer factory                               -      63.7%        -

         Shengli Plastic Factory                          -         -      11.6%

         Bestalong                                        -       9.8%        -
                                                     =======   =======   =======

e.   Country risk
     ------------

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

27.  OTHER SUPPLEMENTAL INFORMATION
     ------------------------------

     The following items were included in the consolidated statements of operations:


                                        1996         1997                   1998
                                      ---------   -----------     ------------------------
                                       Rmb'000      Rmb'000       Rmb'000         US$'000

After debiting

Depreciation of property,

Amortization expense

    -  Licensing costs                     -           444          443             54

    -  Goodwill                           34            84           82             10

Advertising expenses                      50           668        1,391            168

Provision for bad and doubtful

Provision for slow-moving and

Direct write off of obsolete

Rental expenses                          290           860          633             76

Salary and employee benefits

Repair and maintenance expense

Foreign exchange loss                      -            44            -              -

Net loss on disposals of fixed

Inputed interest on

Loss on termination of purchase

Interest expenses                         18             -        1,396            169
                                      =======       =======     =======         =======
After crediting

Foreign exchange gain                      -             6          131             16

Interest income                           12            77           29              4
                                      =======       =======      =======        ========