Form 10QSB
period 1999-03-31
OPAL TECHNOLOGIES INC
filed 1999-12-22
CIK 826405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                       Commission File Number 33-18834-LA

                             OPAL TECHNOLOGIES, INC.
         -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                       87-0306464
---------------------------------          ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

         Suite 4704, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                  852-2541-1999
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No
                          ---   ---

     As of November 1, 1999, 60,911,954 shares of Common Stock of the issuer were outstanding.

                             OPAL TECHNOLOGIES, INC.
                                   FORM 10-QSB

                                      INDEX
                                                                           Page
                                                                          ------
PART I - FINANCIAL INFORMATION

ITEM 1 .  Financial Statements

             Consolidated Balance Sheets as of March 31, 1999 and
             December 31, 1998................................................3

             Unaudited Consolidated Statements of Operations-for the three months ended March 31, 1999 and 1998.............................5

             Unaudited Consolidated Statements of Cash Flows-for the three months ended March 31, 1999 and 1998.............................6

             Notes to Consolidated Financial Statements.......................7

ITEM 2.  Management's Discussion and Analysis or Plan of Operations...........8

PART II - OTHER INFORMATION..................................................10

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET



                                                                      March 31,       December 31,
                                                                        1999             1998
                                                                    -------------    --------------
                                                                       US$`000          US$`000
                                                                    -------------    --------------

ASSETS:
Current assets:
Cash and bank deposits                                                $       596    $        384
Accounts receivable, net                                                      219             289
Due from a related company                                                      -               5
Prepayments and other current assets                                          144             148
Inventories, net                                                            1,220           1,164
                                                                    --------------  --------------
Total current assets                                                        2,179           1,990
Property, machinery and equipment, net                                      8,456           8,454
Construction-in-progress                                                    7,776           7,819
Licensing costs, net                                                          843             856
Goodwill, net                                                                 173             176
                                                                    ==============  ==============
Total assets                                                               19,427          19,195
                                                                    ==============  ==============
LIABILITIES AND MINORITY INTERESTS AND
    SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                                                       3,049           2,473
Accounts payable                                                              635             762
Accrued liabilities                                                           275             300
Due to a director                                                               -               3
              Taxation payable                                                 38              38
                                                                    --------------  --------------
Total current liabilities                                                   3,997           3,576
Non-current payable                                                         2,491           2,491
Loans from PRC joint venture partner                                          680             680
Loans from a shareholder                                                    1,999           1,856
                                                                    --------------  --------------
Total liabilities                                                           9,167           8,603
                                                                    --------------  --------------
Minority interests                                                          2,305           2,391
                                                                    --------------  --------------
Shareholders' equity:
Common stock; par value US$0.001:
-        authorized - 49,000,000 shares as of
         December 31, 1998 and March 31, 1999
-        outstanding and fully paid  - 35,991,954
         shares as of December 31, 1998 and March 31, 1999                     36             36
Preferred stock, par value US$0.001:
-        authorized - 1,000,000 shares as of December 31,
         1998 and 1999
-        outstanding and fully paid - 100,000 shares as of
         December 31, 1998 and March 31, 1999                                   -               -
Additional paid-in capital                                                 12,306          12,306
Accumulated losses                                                        (4,335)         (4,089)
Cumulative translation adjustments                                           (52)            (52)
                                                                    --------------  --------------
Total shareholders' equity                                             $    7,955    $      8,201
                                                                    --------------  --------------
Total liabilities, minority interests and shareholders' equity         $   19,427    $     19,195
                                                                    ==============  ==============


            See Notes to Unaudited Consolidated Financial Statements

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             For the three months
                                                                    ended
                                                                   March 31,
                                                       -------------------------------
                                                            1999             1998
                                                       --------------    -------------
                                                           US$`000         US$`000
                                                       --------------    -------------

       Net sales                                          $   30           $   440
       Cost of goods sold                                    (15)             (220)
                                                       --------------    -------------
       Gross profit                                           15               220
       Selling, general and administrative expenses         (294)             (216)
       Interest expense, net                                 (52)              (36)
       Other expenses, net                                     -
                                                       --------------    -------------
       (Loss) before income taxes                            331               (32)
       Provision for income taxes                              -                 -
                                                       --------------    -------------
       Profit (loss) before minority interests              (331)              (32)
       Minority interest                                      85                14
                                                       --------------    -------------
       Net income/(loss)                                    (246)             (18)
                                                       ==============    =============
       Profit/ (loss) per common share                         -                -
                                                       ==============    =============

            See Notes to Unaudited Consolidated Financial Statements

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   For the three months ended
                                                                           March 31,
                                                                ------------------------------
                                                                    1999            1998
                                                                --------------    ------------
                                                                  US$`000           US$`000
                                                                --------------    ------------

Cash flow from operating activities
Net income/(losses)                                                  (246)            (18)
Adjustments to reconcile net income /(loss) to
net cash provided by / (used in) operating activities -
Depreciation of property, machinery & equipment                          7              21
Amortization of good will                                               14              12
Amortization of licensing costs                                          3               3
Minority interest                                                     (85)            (14)
(Increase)/Decrease in operating assets -
Accounts receivable, net                                                70           (174)
Prepayments, and other current assets                                    4             (9)
Inventories, net                                                      (56)           (199)
Increase /(Decrease) in operating liabilities -
Accounts payables                                                    (127)           (245)
Accrued liabilities                                                   (25)            (98)
Taxation payable                                                         -
                                                                -----------    ------------
Net cash provided by/(used in) operating activities                  (441)           (721)
                                                                -----------    ------------
Cash flows from investing activities
Acquisition of property, machinery & equipment                        (66)           (908)
(Advance to) Repayment from a shareholder                                               29
(Advance to) Repayment from a director                                 (3)               3
(Advance to) Repayment from a related company                            5               -
                                                                -----------    ------------
Net cash provided by/(used in) investing activities                   (64)           (876)
                                                                -----------    ------------
Cash flows from financing activities
Short-term bank loan                                                   603             364
Other loans                                                           (29)              24
            Increase/(Decrease) in non-current payable                   -           (177)
            Loans from PRC joint venture partner                         -               1
Loans from a shareholder                                               143               -
                                                                -----------    ------------
Net cash provided by/(used in) financing activities                    717             212
                                                                -----------    ------------
Effect of cumulative translation adjustments                             -              15
Net increase / (decrease) in cash and bank deposits                    212         (1,370)
                                                                -----------    ------------
Cash and bank deposits, as of beginning of period                      384           1,453
                                                                -----------    ------------
Cash and bank deposits, as of end of period                            596              83
                                                                ===========    ============

            See Notes to Unaudited Consolidated Financial Statements

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS


1.   INTERIM PRESENTATION

     The interim financial statements were prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1998 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-KSB for the year ended December 31, 1998. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

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

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in a Company's filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Material Changes in Results of Operations

Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998.

Net Sales. Net sales for the three months ended March 31, 1999 decreased by US$410,000 or 93.2% to US$30,000 from US$440,000 for the three months ended March 31, 1998. This decrease is due to the limited operation of the fertilizer facility because of a lack of working capital and the production of samples which were given to potential customers to promote future business.

Gross Profits. Gross profits for the three months ended March 31, 1999 decreased by US$205,000 or 93.2% to US$15,000 from US$220,000 for the same period last year. This decrease is attributable to decreased sales volume. Gross profit as a percent of sales was 50.0% for the three months ended March 31, 1999, identical to the for the corresponding period of the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 1999 increased by US$78,000 or 36.1% to US$294,000 from US$216,000 for the corresponding period of the prior year. The increase is principally attributable to an increase in sales expenses because of higher promotion costs.

Interest Expense, Net. Interest expense, net for the three months ended March 31, 1999 increased by US$16,000 or 44.4% to US$52,000 from US$36,000 for the corresponding period of the prior year. This increase in interest expense reflects increased borrowings by the Company.

Net Loss. The net loss for the three months ended March 31, 1999 was US$246,000 compared with net loss of US$18,000 for the corresponding period of the prior year. The increase in the net loss is attributable to decreased sales volume, higher selling, general and administrative expenses and higher interest charges.

Changes in Financial Condition, Liquidity and Capital Resources

     For the past twelve months, the Company has funded its operations and capital requirements with loans from the parent company, its PRC joint-venture partner and a bank loan. As of March 31, 1999, the Company had cash of US$596,000 but a working capital deficit of 1,818,000. This compares with cash of US$83,000 and a working capital deficit of US$1,958,000 as of March 31, 1998.

     Net cash used in operating activities decreased to US$441,000 for the three months ended March 31, 1999 from US$721,000 for the three months ended March 31, 1998. This decrease resulted mainly from a decrease in accounts receivable, a decrease in inventories and a smaller decrease in accrued liabilities, which were partially offset by the increase in the net loss.

     Net cash used in investing activities decreased to US$64,000 for the three months ended March 31, 1999 from US$876,000 for the three month ended March 31, 1998. This increase is entirely attributable to reduced expenditures for machinery and equipment .

     Net cash provided by financing activities increased to US$717,000 for the three months ended March 31, 1999 from US$212,000 for the three months ended March 31, 1998. This increase is principally attributable to an increase in short term borrowings a loan from a shareholder and the fact that there were no repayments of shareholder loans during the three months ended March 31, 1999.

     To provide for its working capital needs for the next twelve months, the Company will require substantial additional equity or lending sources without which the Company will be unable to meet its business plan.

Year 2000 Issues

     In the opinion of management, the Company does not believe that year 2000 issues will have a material impact on the Company's business result of operations or financial condition.

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


                                    OPAL TECHNOLOGIES, INC.


Dated: December 22, 1999        By:  /s/ John K.C. Koon
                                     -------------------------------------
                                     John K. C. Koon
                                     President and Chief Executive Officer



Dated: December 22, 1999        By: /s/ Tammy Ho
                                    --------------------------------------
                                    Tammy Ho
                                    Chief Financial Officer