Form 10QSB
period 1999-06-30
OPAL TECHNOLOGIES INC
filed 1999-12-23
CIK 826405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                       Commission File Number 33-18834-LA

                             OPAL TECHNOLOGIES, INC.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                       87-0306464
------------------------------              ------------------------------------
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

                                       N/A
             -----------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No

     As of December 15, 1999, 60,911,954 shares of Common Stock of the issuer were outstanding.

                             OPAL TECHNOLOGIES, INC.
                                   FORM 10-QSB

                                      INDEX
                                                                          Page
                                                                         -------
PART I - FINANCIAL INFORMATION

ITEM 1 .  Financial Statements

         Consolidated Balance Sheets as of June 30, 1999 and
         December 31, 1998.................................................. 3

         Consolidated Statements of Operations-for the three months and six months ended June 30, 1999 and 1998........................ 4

         Consolidated Statements of Cash Flows-for the three months and six months ended June 30, 1999 and 1998........................ 5

         Notes to Consolidated Financial Statements......................... 6

ITEM 2.  Management's Discussion and Analysis or Plan of Operations......... 7

PART II - OTHER INFORMATION................................................. 9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                                                  June 30, 1999   December 31, 1998
                                                                 ---------------  ------------------
                                                                     US$'000           US$'000
                                                                 ---------------  ------------------

ASSETS
Current assets
Cash and bank deposits                                                    361               384
Accounts receivable, net                                                  293               289
Due from a related company                                                  -                 5
Prepayments and other current assets                                      170               148
Inventories, net                                                        1,266             1,164
                                                                 -------------    --------------
Total current assets                                                    2,090             1,990
Property, machinery and equipment, net                                  8,435             8,454
Construction-in-progress                                                7,756             7,719
Licensing costs, net                                                      830               856
Goodwill, net                                                             171               176
                                                                 -------------    --------------
Total assets                                                           19,282            19,195
                                                                 =============    ==============
LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                                                   3,013             2,473
Accounts payable                                                          653               762
Accrued liabilities                                                       376               300
Due to a director                                                           7                 3
Taxation payable                                                           38                38
                                                                 -------------    --------------
Total current liabilities                                               4,087             3,576
Non-current payable                                                     2,491             2,491
Loans from PRC joint venture partner                                      680               680
Loans from a shareholder                                                2,296             1,856
                                                                 -------------    --------------
Total liabilities                                                       9,554             8,603
                                                                 -------------    --------------
Minority interests                                                      2,240             2,391
Shareholders' equity:
Common stock, par value US$0.001:
-   authorized - 49,000,000 shares as of December
    31, 1998 and June 30, 1999
-   outstanding and fully paid - 35,991,964 shares
    as of December 31, 1998 and June 30, 1999                              36                36
Preferred stock, par value US$0.001:
-   authorized - 1,000,000 shares as of December
    31, 1998 and June 30, 1999
-   outstanding and fully paid - 100,000 shares of
    December 31, 1998 and June 30, 1999                                     -                 -
Additional paid in capital                                             12,306            12,306
Accumulated losses                                                    (4,802)           (4,089)
Cumulative translation adjustments                                       (52)              (52)
                                                                 -------------    --------------
Total shareholders' equity                                              7,488             8,201
                                                                 -------------    --------------
Total liabilities, minority interest and shareholders' equity          19,282            19,195
                                                                 =============    ==============

            See Notes to Unaudited Consolidated Financial Statements

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                               For the three months ended     For the six months ended
                                                        June 30                         June 30
                                               --------------------------    -------------------------
                                                   1999           1998          1999           1998
                                               -----------    -----------    ----------     ----------
                                                  US$'000        US$'000      US$'000         US$'000
                                               -----------    -----------    ----------     -----------

Net sales                                             184          376          214             816
Cost of goods sold                                   (130)        (187)        (145)           (407)
                                               -----------    -----------    ----------     -----------
Gross profit                                           54          189           69             409

Selling, general and administrative expenses         (522)        (251)        (816)           (467)
Interest expenses, net                                (64)         (43)        (116)            (79)
Other expenses, net                                                                               0
                                               -----------    -----------    ----------     ------------
Profit/Loss before income taxes                      (532)        (105)        (863)           (137)

Provision for income taxes                              -            -            0              15
                                               -----------    -----------    ----------     ------------
Profit / (loss) before minority interests            (532)        (105)        (863)           (137)

Minority interest                                       -            1          151              15
                                               -----------    -----------    ----------     ------------
Net income / (loss)                                  (466)        (104)        (712)           (122)
                                               ===========    ===========    ==========     ============
Loss per common share                                (.01)            0        (.02)              0
                                               ===========    ===========    ==========     ============

            See Notes to Unaudited Consolidated Financial Statements

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                 For the six months ended
                                                                         June 30,
                                                                ---------------------------
                                                                   1999            1998
                                                                -----------      ----------
                                                                 US$`000          US$`000
                                                                -----------      ----------

Cash flow from operating activities
Net income/(losses)                                                (712)            122)
Adjustments to reconcile net income /(loss) to net cash
provided by / (used in) operating activities -
Depreciation of property, machinery & equipment                      48              60
Amortization of good will                                            27              27
Amortization of licensing costs                                       5               5
Minority interest                                                  (151)            (15)
(Increase)/Decrease in operating assets -
Accounts receivable, net                                             (4)           (491)
Prepayments, and other current assets                               (22)            (40)
Inventories, net                                                   (102)           (149)
Increase /(Decrease) in operating liabilities -
Accounts payables                                                  (109)           (125)
Accrued liabilities                                                  76            (129)
Taxation payable                                                      -               -
                                                               ----------      ----------
Net cash provided by/(used in) operating activities                (944)           (979)
                                                               ----------      ----------
Cash flows from investing activities
Acquisition of property, machinery & equipment                      (66)         (1,610)
(Advance to) Repayment from a shareholder                                           394
(Advance to) Repayment from a director                                4               2
(Advance to) Repayment from a related company                         5               -
                                                               ----------      ----------
Net cash provided by/(used in) investing activities                 (57)         (1,214)
                                                               ----------      ----------
Cash flows from financing activities
Issuance of common shares                                           603             592
New loans from a shareholder                                        (65)            145
New loans from PRC joint venture partner                              0            (177)
Net short-term bank loan                                              0               1
Other loans                                                         440             282
                                                               ----------      ----------
Net cash provided by/(used in) financing activities                 978             843
                                                               ----------      ----------
Effect of cumulative translation adjustments                          0              31
                                                               ----------      ----------
Net increase / (decrease) in cash and bank deposits                 (23)         (1,319)
Cash and bank deposits, as of beginning of period                   384           1,453
                                                               ----------      ----------
Cash and bank deposits, as of end of period                         361             134
                                                               ==========      ==========

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

Material Changes in Results of Operations

Three  Months  Ended June 30, 1999  Compared to the Three  Months Ended June 30,
1998

Net Sales. Net sales for the three months ended June 30, 1998 decreased by US$192,000 or 51% to US$184,000 from US$376,000 for the corresponding period of the prior year. This decrease is due to the limited operations of the fertilizer facility because of a lack of working capital and the production of samples which were given to potential customers to promote future business.

Gross Profit. Gross profit for the three months ended June 30, 1999 decreased by US$145,000 or 76.7% to US$54,000 from US$189,000 for the corresponding period of the prior year. This decrease resulted from a decline in sales and an increase in cost of goods sold as a percentage of sales. Cost of goods sold were 70.7% of sales for the three months ended June 30, 1999, a significant increase from the 49.7% for the corresponding period of the prior year. This increase resulted from the Company's producing, a large quantity of samples which were given to prospective customers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 1999 increased by US$271,000 or 108% to US$522,000 from US$251,000 for the corresponding period of the prior year. This increase resulted from the Company hiring additional sales and administrative staff in anticipation of full production of the Beijing facility. Unfortunately, full production did not occur because the Chinese joint venture partners were unable to obtain the working capital necessary to operate the facility.

Interest Expense. Interest expense increased by US$21,000 or 48.8% to US$64,000 for the three months ended June 30, 1998 from US$43,000 for the corresponding period of the prior year. This increase resulted from additional borrowings to finance the machinery and equipment for the dry fertilizer line.

Net Loss. Because of the foregoing, the net loss for the three months ended June 30, 1999 was US$466,000 compared with net income of US$104,000 for the corresponding period of the prior year.

Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998.

Net Sales. Net sales for the six months ended June 30, 1999 decreased by US$602,000 or 73.8% to US$214,000 from US$816,000 for the six months ended June 30, 1998. This decrease is due to the limited operations of the fertilizer facility because of a lack of working capital and the production of samples which were given to potential customers to promote future business.

Gross Profits. Gross profits for the six months ended June 30, 1999 decreased by US$340,000 or 83% to US$69,000 from US$409,000 for the same period last year. This decrease resulted both from the decline in net sales and an increase in cost of goods sold as a percentage of sales. Cost of goods sold totalled were 67.8% of sales for the six months ended June 30, 1999 compared with 49.9% for the corresponding period of the prior year. This increase resulted from the Company producing samples which were given to prospective customers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 1999 increased by US$349,000 or 75% to US$816,000 from US$467,000 for the corresponding period of the prior year. This increase is attributable to the Company hiring additional sales and administrative staff in anticipation of full production of the Beijing facility. Unfortunately, full production did not occur because the Chinese joint venture partners were unable to obtain the working capital necessary to operate the facility.

Interest Expense. Interest expense increased by US$37,000 or 46.8% to US$116,000 for the six months ended June 30, 1999 from US$79,000 for the corresponding period of the prior year. This increase resulted from increased borrowings to finance machinery and equipment for the dry fertilizer line.

Net Loss.  Because of the foregoing,  the net loss for the six months ended June
30, 1999 was US$712,000 compared with net profit of US$122,000 for the corresponding period of the prior year.

Changes in Financial Condition, Liquidity and Capital Resources

     For the past twelve months, the Company has funded its operating and capital requirements with loans from the parent company, its PRC joint-venture partner, the sale of common stock, a bank loan and a related party short-term loans. As of June 30, 1999, the Company had cash of US$361,000 and a deficit in working capital of US$1,997,000. This compares with cash of US$134,000 and a deficit in working capital of US$1,504,000 as of June 30, 1998.

     Net cash used in operating activities decreased to US$944,000 for the six months ended June 30, 1999 from US$979,000 for the six months ended June 30, 1998. The increase in the net loss from operations was largly offset by a smaller increase in accounts receivable and inventories and by an increase in accrued liabilities.

     Net cash used in investing activities decreased to US$57,000 for the six months ended June 30, 1999 from US$1,214,000 for the six months ended June 30, 1998. This decrease is attributable to reduced expenditures for machinery and equipment for the dry fertilizer line.

     Net cash provided by financing activities increased to US$978,000 for the six months ended June 30, 1999 from US$843,000 for the six months ended June 30, 1998. This increase is principally attributable to an increase in loans from shareholders which was partially offset by reduced loans from third parties.

     To provide for its working capital requirements and to repay its short term debt, the Company during the next twelve months will need to place additional equity or develope additional lending sources without which the Company will be unable to meet its business plans.

Year 2000 Issue

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


                                         OPAL TECHNOLOGIES, INC.


Date: December 22, 1999              By: /s/ John K. C. Koon
                                        ---------------------------------
                                        John K. C. Koon
                                        President and Chief Executive Officer



Dated: December 22, 1999             By: /s/ Tammy Ho
                                        ---------------------------------------
                                        Tammy Ho
                                        Chief Financial Officer