Form 10QSB
period 1999-09-30
OPAL TECHNOLOGIES INC
filed 1999-12-28
CIK 826405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                       Commission File Number 33-18834-LA

                             OPAL TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                      87-0306464
--------------------------------            ------------------------------------
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

                             OPAL TECHNOLOGIES, INC.
                                   FORM 10-QSB

                                      INDEX
                                                                          Page
                                                                          -----
PART I - FINANCIAL INFORMATION

ITEM 1 .  Financial Statements

         Consolidated Balance Sheets as of September 30, 1999 and
         December 31, 1998................................................  3

         Consolidated Statements of Operations-for the three months and nine months ended September 30, 1999 and 1998................  4

         Consolidated Statements of Cash Flows- for the nine months ended September 30, 1999 and 1998................................  5

         Notes to Consolidated Financial Statements.......................  6

ITEM 2.  Management's Discussion and Analysis or Plan of Operations.......  7

PART II - OTHER INFORMATION...............................................  9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                     September 30, 1999   December 31, 1998
                                                                     -------------------  -----------------
                                                                          US$'000              US$'000
                                                                     -------------------  -----------------

ASSETS
Current assets
Cash and bank deposits                                                           27               384
Accounts receivable, net                                                        319               289
Due from a related company                                                        -                 5
Prepayments and other current assets                                            177               148
Inventories, net                                                              1,285             1,164
                                                                     ---------------    --------------
Total current assets                                                          1,808             1,990
Property, machinery and equipment, net                                        8,467             8,454
Construction-in-progress                                                      7,647             7,719
Licensing costs, net                                                            816               856
Goodwill, net                                                                   168               176
Investment                                                                    5,040
                                                                     ---------------    --------------
Total assets                                                                 23,946            19,195
                                                                     ===============    ==============
LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                                                         3,013             2,473
Accounts payable                                                                399               762
Accrued liabilities                                                             408               300
Due to a director                                                                 8                 3
Taxation payable                                                                 38                38
                                                                     ---------------    --------------
Total current liabilities                                                     3,866             3,576
Non-current payable                                                           2,491             2,491
Loans from PRC joint venture partner                                            680               680
Loans from a shareholder                                                      2,504             1,856
                                                                     ---------------    --------------
Total liabilities                                                             9,541             8,603
                                                                     ---------------    --------------
Minority interests                                                            2,172             2,391
                                                                     ---------------    --------------
Shareholders' equity:
Common stock, par value US$0.001:
-   authorized - 49,000,000 shares as of December
    31, 1998 and September 30, 1999
-   outstanding and fully paid - 35,991,964 shares
    as of December 31, 1998 and September 30, 1999                              62                36
Preferred stock, par value US$0.001:
-   authorized - 1,000,000 shares as of December
    31, 1998 and September 30, 1999
-   outstanding and fully paid - 100,000 shares of
    December 31, 1998 and
September 30, 1999                                                                -                 -
Additional paid in capital                                                   17,325            12,306
Accumulated losses                                                          (5,102)           (4,089)
Cumulative translation adjustments                                             (52)              (52)
                                                                     ---------------    --------------
Total shareholders' equity                                                   12,233             8,201
                                                                     ---------------    --------------
Total liabilities, minority interest and shareholders' equity                23,946            19,195
                                                                     ===============    ==============


            See Notes to Unaudited Consolidated Financial Statements

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the three months ended      For the nine months ended
                                                      September 30                    September 30
                                               --------------------------      --------------------------
                                                 1999            1998              1999             1998
                                               --------        ----------      ----------         --------
                                                US$'000         US$'000           US$'000         US$'000
                                               --------        ----------      ----------         ---------

Net sales                                          54                31               268              847
Cost of goods sold                                (26)              (10)             (171)            (417)
                                               --------        ----------      ----------       ----------
Gross profit                                       28                21                97              430

Selling, general and administrative expenses     (345)             (250)           (1,161)            (717)
Interest expenses, net                            (51)              (41)             (167)            (120)
                                               --------        ----------      ----------       ----------
Profit/(loss) before income taxes                (368)             (270)           (1,231)            (407)

Provision for income taxes                          0                 0                 0                0
                                               --------        ----------      ----------       ----------
Profit / (loss) before minority interests        (368)             (270)           (1,231)            (407)

Minority interest                                  67                43               218               58
                                               --------        ----------      ----------       ----------
Net income / (loss)                              (301)             (227)           (1,013)            (349)
                                               ========        ==========      ==========       ==========
Profit/(loss) per common share                      0                 0                 0                0
                                               ========        ==========      ==========       ===========

            See Notes to Unaudited Consolidated Financial Statements

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 For the nine months ended
                                                                       September 30,
                                                             --------------------------------
                                                                 1999               1998
                                                             -------------       ------------
                                                                US$`000             US$`000
                                                             -------------       -------------

Cash flow from operating activities
Net income/(losses)                                              (1,013)              (122)
Adjustments to reconcile net income /(loss) to net
cash provided by /
(used in) operating activities -
Depreciation of property, machinery & equipment                      76                 60
Amortization of good will                                            40                 27
Amortization of licensing costs                                       8                  5
Minority interest                                                  (219)               (15)
(Increase)/Decrease in operating assets -
Accounts receivable, net                                            (30)              (491)
Prepayments, and other current assets                               (29)               (40)
Inventories, net                                                   (121)              (149)
Increase /(Decrease) in operating liabilities -
Accounts payables                                                  (363)              (125)
Accrued liabilities                                                 108               (129)
Taxation payable                                                      0                  0
                                                            -------------      -------------
Net cash provided by/(used in) operating activities              (1,543)              (979)
                                                            -------------      -------------
Cash flows from (used in) investing activities
Acquisition of property, machinery & equipment                      (17)            (1,610)
(Advance to) Repayment from a shareholder                                              394
(Advance to) Repayment from a director                               20                  2
(Advance to) Repayment from a related company                         5                  0
                                                            -------------      -------------
Net cash provided by/(used in) investing activities                   8             (1,214)
                                                            -------------      -------------
Cash flows from financing activities
Short-term bank loan                                                603                592
Other loans                                                         (63)               145
Increase / (Decrease) in non-current payable                          0               (177)
Loans from PRC joint venture partner                                  0                  1
Loans from a shareholder                                            648                282
                                                            -------------      -------------
Net cash provided by/(used in) financing activities               1,178                843
                                                            -------------      -------------
Effect of cumulative translation adjustments                          0                 31
                                                            -------------      -------------
Net increase / (decrease) in cash and bank deposits                (357)            (1,319)
Cash and bank deposits, as of beginning of period                   384              1,453
                                                            -------------      -------------
Cash and bank deposits, as of end of period                          27                134
                                                            =============      =============


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

Material Changes in Results of Operations

Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

Net Sales. Net sales for the three months ended September 30, 1999 increased by US$23,000 or 74.2% to US$54,000 from US$31,000 for the three months ended September 30, 1998. This increase reflects more normal levels of sales of the Company's liquid fertilizers. The Company is currently not producing granular fertilizer because of a lack of working capital.

Gross Profit. Gross profit for the three months ended September 30, 1999 increased by US$7,000 or 33.3% to US$28,000 from US$21,000 for the corresponding period of the prior year. This increase is attributable to increased sales. Gross profit as a percent of sales declined to 51.9% for the three months ended September 30, 1999 compared to 67.7% for the corresponding period of the prior year. This decrease in gross profit percentage is attributable to liquids which have a lower profit margin being a higher percentage of total sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 1999 increased by US$95,000 to US$345,000 from US$250,000 for the corresponding period of the prior year. This increase resulted from the Company adding additional sales and administrative personnel in anticipation of full production on the dry fertilizer line.

Interest Expense, Net. Interest expense, net for the three months ended September 30, 1999 increased by US$10,000 or 24.4% to US$51,000 from US$41,000 for the corresponding period of the prior year. This increase in interest expense reflects increased borrowings by the Company to finance the equipment for the dry fertilizer line at the Beijing facility.

Net Loss. The net loss for the three months ended September 30, 1999 was US$301,000 compared with a net loss of US$227,000 for the corresponding period of the prior year. The increase in net loss is attributable to lower gross profit, increased selling, general and administrative expenses and higher interest charges.

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998.

Net Sales. Net sales for the nine months ended September 30, 1999 decreased by US$579,000 or 68.4% to US$268,000 from US$847,000 for the nine months ended September 30, 1998. This decrease reflects more normal sales of the Company's liquid fertilizers and reduced sales of granulars because of a lack of working capital.

Gross Profits. Gross profits for the nine months ended September 30, 1999 decreased by US$333,000 or 77.4% to US$97,000 from US$430,000 for the corresponding period of the prior year. This decrease is attributable to reduced sales volume. Gross profit as a percent of sales was 36.2% for the nine months ended September 30, 1999 compared to 50.8% for the corresponding period of the prior year. This decrease in gross profit is attributable to a higher percentage of total sales which have a lower profit margin. Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 1999 increased by US$444,000 or 61.9% to US$1,161,000 from US$717,000 for the corresponding period of the prior year. This increase resulted from the adding additional sales and administrative personnel in anticipation of fall production on the dry fertilizer line.

Interest Expense, Net. Interest expense, net for the nine months ended September 30, 1999 increased by $57,000 from net interest income of $120,000 for the corresponding period of the prior year. This increase in interest expense reflects increased borrowings by the Company to finance the equipment for the dry fertilizer line at the Beijing facility.

Net Loss. The net loss for the nine months ended September 30, 1999 was US$1,013,000 compared with net loss of US$349,000 for the corresponding period of the prior year. The loss for the nine months ended September 30, 1999 was due to lower gross profits, increased selling general and administrative expense, and higher interest charges.

Changes in Financial Condition, Liquidity and Capital Resources

     For the past twelve months, the Company has funded its operating and capital requirements with loans from the parent company and its PRC joint-venture partner and bank loan. As of September 30, 1999, the Company had cash of US$27,000 and a working capital deficit of US$2,058,000. This compares with cash of US$384,000 and a working capital deficit of US$1,586,000 as of September 30, 1998.

     Net cash used in operating activities increased to US$1,543,000 for the nine months ended September 30, 1999 from US$979,000 for the nine months ended September 30, 1998. This inecrease resulted from an increase in the net operating loss which was partially offset by a net increase in operating assets.

     Net cash from investing activities increased to US$8,000,000 for the nine months ended September 30, 1999 from US$1,214,000 for investing activities the corresponding period of the prior year. This resulted from reduces purchases of property machinery and equipment and no repayment of a shareholder loans.

     Cash flows from financing activities increased to US$1,178,000 for the nine months ended September 30, 1999 from US$843,000 for the corresponding period of the prior year. The increase is attributable to a net increase in bank loans.

     To provide the working capital to operate the new organic granular fertilizer line, the Company will be required to place additional equity or develop additional lending sources. Without the availability of such sources of funds, the Company will be unable to begin commercial production. While the Company is currently negotiating with several banks in the PRC for funding and other parties in Hong Kong, there is no assurance that such funding will be forthcoming, or if forthcoming will be in sufficient amount for the Company to execute its business plan.

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


                                    OPAL TECHNOLOGIES, INC.


Date: December 24, 1999             By: /s/ John K. C. Koon
                                        -------------------------------------
                                        John K. C. Koon
                                        President and Chief Executive Officer



Dated: December 24, 1999            By: /s/ Tammy Ho
                                        -------------------------------------
                                        Tammy Ho
                                        Chief Financial Officer