Form 10-K
period 1999-12-31
OPAL TECHNOLOGIES INC
filed 2000-06-01
CIK 826405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year-ended December 31, 1999

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


         Suite 4704, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code: 011-852-2541-1999

Securities Registered Pursuant to Section 12(b) of the Act:

     Title of Each Class          Name of Each Exchange on Which Registered
     -------------------          -----------------------------------------
             None                                None

Securities Registered Pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90)
days. Yes   No  X
         ---  ----

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year were $361,000.

     As of May 19, 2000, 67,241,954 shares of common stock of the Registrant were outstanding. As of such date, the aggregate market value of the common stock held by non-affiliates, based on the closing bid price on the NASD Bulletin Board, was approximately $4,269,994.

                       DOCUMENTS INCORPORATED BY REFERENCE

     No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) have been incorporated by reference in this report.

     Transitional Small Business Disclosure Format: Yes    No   X
                                                       ---    -----

                                TABLE OF CONTENTS

                                                                          Page
                                                                         ------
PART I

       ITEM 1.  DESCRIPTION OF BUSINESS..................................... 3
       ITEM 2.  DESCRIPTION OF PROPERTIES................................... 7
       ITEM 3.  LEGAL PROCEEDINGS........................................... 7
       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                OF SECURITY HOLDERS......................................... 7

PART II

       ITEM 5.  MARKET FOR COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS................................. 7
       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS........................ 8
       ITEM 7.  FINANCIAL STATEMENTS........................................13
       ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE......................13

PART III

       ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                AND CONTROL PERSONS; COMPLIANCE WITH
                SECTION 16(a) OF THE EXCHANGE ACT...........................13
       ITEM 10. EXECUTIVE COMPENSATION......................................14
       ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT.......................................14
       ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............15
       ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K............................15

                SIGNATURES..................................................16

                FINANCIAL STATEMENTS.......................................F-1

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

Background

     Opal Technologies, Inc. ("Opal") was incorporated in the State of Nevada May 14, 1987 under the name of Sportsland, Inc. Following the acquisition of Enpak Medical Corporation and its subsidiary, Enpak Surgical Products, Inc. in 1994, Opal changed its name to Med-Tex Corporation. The Enpak companies were engaged in assembling and marketing custom and standard surgical kits used in diagnostic and surgical procedures. On October 31, 1996, Opal disposed of its entire interest in the Enpak companies and remained dormant from that time until May 1997. On May 14, 1997, in anticipation of an acquisition, Med-Tex Corporation changed its name to Opal Technologies, Inc. and affected an one for ten reverse stock split, re-classified its authorized share capital of 50,000,000 shares of Common Stock, par value $.001 each into 49,000,000 shares of Common Stock par value $.001 each and 1,000,000 shares of Preferred Stock, par value $.001 each.

     On June 6, 1997, Opal entered into an agreement with Bestalong Group, Inc. ("Bestalong"; a company incorporated in the British Virgin Islands) to acquire from Bestalong a 100% interest in Triple Star Holdings Limited ("TSH"; a company incorporated in the British Virgin Islands) and a 100% interest in Opal Agriculture Development Limited ("OAD"; a company incorporated in the British Virgin Islands) by (i) issuing to Bestalong 8,452,768 shares of post reverse common stock and 100,000 shares of Series A preferred stock, and (ii) assuming Bestalong's liabilities in the form of a promissory note of US$2,100,000, which was subsequently canceled by the issuance of 4,200,000 post-reverse split shares of common stock. Bestalong is beneficially controlled by Mr. John K.C. Koon, the Chairman and Chief Executive Officer of the Company.

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

     Beijing Opal was originally established as a PRC equity joint venture for a period of 20 years beginning February 8, 1995 to February 7, 2015 between Ideit Enterprise Co., Ltd. ("IECL"; a company incorporated in Taiwan) owning 40% and Beijing Opal Biochemistry Factory ("BOBF"; a PRC state-owned enterprise) owning 60%. Pursuant to a Sale and Purchase Agreement dated August 6, 1996, TSG acquired from IECL a 40% interest in Beijing Opal and acquired from BOBF a 15% interest in Beijing Opal for approximately US$140,000. A revised joint venture agreement between TSG and BOBF was executed on August 6, 1996, which was approved by the relevant PRC authorities on March 24, 1997. Under the revised joint venture agreement, the joint venture period has been extended to 30 years from February 8, 1995 to February 7, 2025, and the total investment to be made by Beijing Opal has been increased from US$350,000 to US$10,000,000 (equivalent to approximately Rmb82,900,000), of which US$6,000,000 (equivalent to Rmb49,920,000) must be in the form of registered capital to be invested within one year after Beijing Opal obtains its revised business license from the PRC authorities. By December 31, 1997, all of the registered capital requirement of Beijing Opal (US$6,000,000) was paid and verified by certified public accountants in the PRC under PRC regulations.

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

OAD

     OAD was incorporated in the British Virgin Islands on December 15, 1995. On January 2, 1996, OAD issued 50,000 shares of common stock to Asian Connections Limited, a company incorporated in the British Virgin Islands, owned by independent investors, for a total cash consideration of US$50,000. On March 22, 1997, Bestalong acquired the entire interest in OAD for approximately US$19,405,000.

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

     Designed to be diluted 300-800 times with water, Opal Foliar is applied directly onto crops as well as the soil. thereby aiding photosynthesis and providing necessary nutrients to the plant's soil. This fertilizer consists of one general-purpose fertilizer used on a variety of crops, and several specific fertilizers, each for a specified crop. Fertilizers in the Opal Foliar group contain a balance of key nutrients such as nitrogen, phosphorous and potassium, and trace elements, humic acids and organic colloidal matter derived from peat.

     The Opal Granules are granular in form and release nutrients slowly into the soil. The granular process is slower than the foliar process but has a longer lasting effect. Key nutrients include nitrogen, phosphoric anhydride, potassium oxide, calcium oxide, magnesium oxide, silicon dioxide, trace material, humic acid and organic matters. These fertilizers can replace conventional chemical fertilizers, like urea, with the advantage that they do not cause environmental problems for the soil.

     The Company also manufactures and sells Opal Soil Conditioner, a key ingredient of both the Opal Foliar and the Opal Granules which is independently applied.

Manufacturing Division

     The Company manufactures its products in its Sino-foreign joint venture factory located in Shunyi County, Beijing, China. The joint-venture company, Beijing Opal Agricultural and Biochemistry Company Limited ( "Beijing Opal"), purchased the land use rights for fifty (50) years to a block of land consisting of approximately 206 acres. In August 1997, Beijing Opal opened the first segment of Phase I, a 53,000 square foot spray fertilizer facility. The plant is capable of producing up to 7,500 metric tons of spray fertilizers, and can be expanded to produce an additional 7,500 metric tons. This facility is also used for the production of specially formulated catalyst, an essential ingredient in the production of granular fertilizers and soil conditioners.

     In November 1998, the Company completed the second segment of the production facility. This segment adds 110,500 square feet to the existing facility and is capable of producing 100,000 metric tons of granular fertilizers per year. This facility began operation in March 1999. The Company also constructed an administration building, green house, and staff quarters at the site.

Sales Division

     The sale and marketing of Opal products is conducted by Opal Agriculture Development Limited (referred to as "OAD"). OAD has contracted with Beijing Opal for the exclusive distribution of Beijing Opal's products through 2015. Although OAD's marketing territory includes the People's Republic of China, Taiwan, Hong Kong and Macau, it has concentrated its sales and marketing efforts in China and Taiwan. Sales in China are made through several tiers of distributors, from provincial distributors to county/city distributors to town/village agents. The village agents sell directly to the farmers. Most of the distributors are agricultural product companies authorized by the government to sell fertilizer and other agricultural chemicals, or government agencies which operate under the agriculture committees of provinces, counties or villages. In provinces where there are no provincial distributors, OAD sells directly to county/city distributors.

     OAD also sells to major end users, such as large farms. In addition, OAD works closely with agricultural research institutions in tests of its products. Among these institutions is the China National Hybrid Rice Research Centre of Hunan, which has signed an agreement to promote the Company's products.

     Over the past several years, Opal Beijing has been conducting tests on 20 state owned farms in Taiwan in an attempt to secure government approval for its product. In 1998, the Taiwanese government agency responsible for agricultural planning and coordination signed an exclusive five-year contract with the Company for the purchase of organic mineral fertilizers to be funded by irrevocable letter of credit. The trial order for the first year consists of 1,000 metric tons of Opal Foliar and 30,000 metric tons of Opal Granules with a value of US$10 million. The contract will be updated annually.

Research and Development

     The Company employs 15 personnel whose activities relate primarily to the improvement of the existing products. The Company spent approximately $280,00 and $400,00 during 1999 and 1998 respectively on research and development activities.

Competition

     The Company has traditionally targeted PRC and Taiwan markets, and competes primarily with locally manufactured spray fertilizers and a few imported spray fertilizers. Most of the competitors' products are designed as additives of trace elements and are for foliar use only; therefore, they are not used as soil conditioners. However, Opal Foliar can be applied directly to the soil, thus creating a healthier root system, an environment for microbiological activities, and improved soil conditions. Despite this fertilizer conditioning edge, competition in this sector of the market is intense. The Company believes that the endorsement of its products by the National Green Food Centre of China, its new modern production facility and several years of field testing will give the Company a firm footing in the Chinese market.

     Currently, China uses approximately 38 million metric tons of chemical fertilizers, 10 million metric tons of which are imported. However, the Central Government has formulated a policy to gradually replace chemical with organic mineralized fertilizers. Following the inauguration of its granular facility in its Beijing factory, Opal will be the only producer of mineralized organic fertilizer in granular form in the PRC. This should position the Company to compete in the market of traditional chemical fertilizers.

     In late 1998 the Taiwanese Commodities Inspection Bureau granted its approval to the Company's samples, clearing the way for shipment pursuant to the 5 year contract described above. This evidences Taiwan's first attempt in over 25 years to import fertilizers, and the Company believes its presence as an initial supplier will give it a competitive edge in Taiwan.

Raw Materials

     The major raw material utilized in the production of Beijing Opal's fertilizers is peat. This is available in abundance in the PRC. The Company has historically purchased the majority of its raw materials from Beijing Opal Biochemistry Factory ("BOBF"), the PRC state owned enterprise which owns 45% of Beijing Opal. Other raw materials used in production, such as bone powder and potassium chloride are generally available in sufficient quantities to meet the Company's requirements.

Employees

     As of December 31, 1999, the Company had 65 employees.

Federal, State and Local Regulations Regarding Environment

     Federal,  state  and  local  regulations  relating  to  protection  of  the environment have not had, and are not expected to have, a material adverse effect upon the Company's capital expenditures, liquidity, earnings, or competitive position. The Company's manufacturing facilities comply with existing environmental requirements of the Chinese government.

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

ITEM 2. DESCRIPTION OF PROPERTIES

     The Company leases approximately 2,900 square feet of office in Hong Kong for use as its corporate headquarters. As described in Item 1, the Company manufactures its products in its Sino-foreign joint venture factory located in Shunyi County, Beijing, China. Beijing Opal purchased the land use rights to a block of land consisting of approximately 206 acres for 50 years. In August 1997, Beijing Opal opened Phase I, a 53,000 square foot spray fertilizer facility capable of producing up to 7,500 metric tons of spray fertilizers. In November 1998, the Company completed the second segment of the production facility. This segment adds 110,500 square feet to the existing facility and is capable of producing 100,000 metric tons of granular fertilizers per year. The Company also constructed an administration building, green house, and staff quarters at the site. The Company believes that these properties are adequate for its present needs.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not presently a party to, and management is not aware of, any pending or threatened legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company's fiscal year-ended December 31, 1999.

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

                                1999                            1998
                         -------------------           -------------------
                          High         Low               High         Low
                         ------       ------           --------      -----

First Quarter            .45           .22              2.75         .50
Second Quarter           .50           .27              2.50         .875
Third Quarter            .41           .13              1.25         .375
Fourth Quarter           .19           .06              0.60         .26

     The quotation reflects the inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions.

     As of May 19, 2000 the bid price of the Common Stock was $0.26.

Record Holders

     As of May 19, 2000 there were approximately 601 record owners of the Common Stock of the Company.

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

     On September 28, 1999, the Company issued 25,000,000 shares of its common stock, $.001 par value to Bestalong, Inc. for 5,000,000 shares or 38.116% of China Can Holdings, Inc., a BVI Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     This Form 10-KSB contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 9 of this Form 10-KSB.

Overview

     In June 1997, the Company acquired the operations of Opal Agriculture Development Limited ("OAD") and Triple Star Holding Limited ("Triple Star"). For the year prior to the acquisition of OAD and Triple Star, the Company had no operations other than the sale of its inactive Enpak Medical assets. OAD and Triple Star are engaged in the production and sale of fertilizer in the People's Republic of China. The financial statements of the Company and the following discussion include the operations of OAD and Triple Star for all periods presented.

     The Company's focus over the past year has been to complete its organic fertilizer production facilities. With Phase I of the Beijing Plant completed and the procurement of a $10 million loan, the Company is poised to begin full production. During the development stage between 1997 and 1998, the Company's major product was Opal Foliar, which, as previously described, is a supplement of the traditional fertilizers. With the completion of its Beijing facilities, the Company introduced Opal Granules into the market. The Company plans to market Opal Foliar and Granules together as a complete package, enabling farmers to use Opal Granules as base fertilizers replacing traditional chemical fertilizers, and Opal Foliar as supplementary supply of essential nutrients during the growth cycle.

     Despite having completed Phase I of its Beijing facility, the Company suffered unexpected losses as a result of the devastating floods of the Yangtze River in China in 1998. Sales volume dropped substantially; and distributors failed to timely pay trade debts to the Company. Additionally, some of the distributors goods were damaged by the flood. As a result, the Company has increased its allowance for doubtful accounts during 1998.

     In an effort to diversify its market, Management has explored other Asian markets such as Taiwan, Malaysia, Philippines and Vietnam. As a result of this effort, the Taiwanese government agency responsible for agricultural planning and coordination has signed an exclusive five-year contract with the Company for the purchase of organic mineral fertilizers to be funded by irrevocable letter of credit. The trial order for the first year consists of 1,220 metric tons of Opal Foliar and 29,000 metric tons of Opal Granules, a value of US$10 million. The contract will be updated annually.

Results of Operations - Fiscal Year 1999 Compared to Fiscal Year 1998

     The following table sets forth certain items as a percentage of total revenues from the Company's Statements of Operations during 1998 and 1997:

                                                    1998               1999

                                              Amount  %           Amount   %
                                              ($000)  of Sales    ($000)  of Sales
                                             -------- --------   -------- --------

Sales Revenues                                 840     100.0%       361     100.0%
Cost of Goods Sold                             716      85.2%       227      62.9%
Gross Profit                                   124      14.8%       134      37.1%
Selling, General and Administrative Expense    338      40.2%     2,344     649.3%
Interest Expense, net                          165      19.6%       494     136.8%
Net loss                                      (358)     -        (2,386)       -

     Net Sales. Net sales for the year ended December 31, 1999 decreased $479,000 or 57% to $361,000 from $840,000 for the prior year. This decrease resulted from a lack of sale of granular products which the Company did not produce because of insufficient working capital.

     Gross Profits. Gross profits for the year ended December 31, 1999 increased by $10,000 or 8.1% to 134,000 from $124,000 for the prior year. The gross profit for 1998 was distorted by the high rate of non-collectible receivables which were booked as a reduction of sale. However, the company still incurred the expense of producing goods for these sales, thus making the cost of goods sold disproportionately high as a percentage of net sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 1999 increased by $2,006,000 or 593.5% to $2,344,000 from $338,000 for the prior year. This increase resulted from the Company's decision to increase the number of sales teams, the promotion and marketing expenses, and other related administrative expenses in expectation of the production of 100,000 MT. of organic granules.

     Interest Expense, Net. Interest expense, net for the year ended December 31, 1999 increased by $329,000 or 199.4% to $494,000 from $165,000 for the prior year. This increase resulted from increased short-term borrowings to fund current production.

     Because of reduced sales, higher selling, general and administrative expenses and increased interest expense, the Company's net loss after minority interest for the year ended December 31, 1999 increased by $2,028,000 or 566.5% to 2,386,000 from $385,000 for the prior year.

Changes in Financial Condition, Liquidity and Capital Resources

     For the past twelve months, the Company has funded its operating and capital requirements with loans from various third parties. As of December 31, 1999, the Company had cash of $19,000 and a working capital deficit of ($5,316,000). This compares with cash of $384,000 and a working capital deficit of $158,000 as of December 31, 1998.

     Net cash provided by operating activities increased to $696,000 for the year-ended December 31, 1999 compared to $158,000 of net cash used in operating activities for the year-ended December 31, 1998. This change resulted from increases in payables which were partially offset by an increase in other assets, inventories and the net operating loss.

     Net cash used in investing activities decreased to $183,000 for the year-ended December 31, 1999 from $2,435,000 for the prior year. This decrease resulted from reduced expenditures for the acquisition of property, machinery and equipment and no loan payment.

     Net cash used in financing activities increased to $895,000 for the year-ended December 31, 1999 from $2,942,000 for the year-ended December 31,
1998. The change is attributable to the repayment of loans and reduced shareholder loans.

     Despite its negative cash flow from operating activities on April 10, 2000, the Company has secured financing of $10,000,000 loan from an independent third party. With the financing, the Company has sufficient working capital to execute its business plan for the next twelve months.

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

Business Risks

Need for Additional Capital. The Company requires additional capital or outside financing in order to meet its financial needs for the current fiscal year. Subsequent to year end, the Company obtained a loan of $10,000,000. However, there is no assurance that the Company will be able to generate sufficient earnings to repay this loan or that the lender will convert this loan to equity.

Limited operating history. The Company reorganized and commenced its operations in trading and manufacturing of organic agricultural fertilizers in August 1996, and such operations were still in the development stages as of December 31, 1999. The Company incurred losses from continuing operations (net of minority interests) for the years ended December 31, 1998 and 1999, and its operations are subject to all the risks inherent in an emerging business enterprise. These include, but are not limited to, competition from other fertilizer manufacturers, the need to expand production and distribution, and slow settlement of billing to new customers. Realization of the Company's investment in assets is dependent on the success of its future operations.

Dependence strategic relationship. The Company conducts its operations in the PRC through an equity joint venture with Beijing Opal biochemical Factory, a PRC government owned entity. Any deterioration of this strategic relationship could have an adverse effect on the operations and financial position of the Company.

Concentration of credit risk. A substantial portion of the Company's sales are made to a small number of customers on an open account basis and generally no collateral is required. Details of individual customers accounting for more than 5% of the Company's sales are as follows:

                                                                  1998          1999
                                                               ----------     ----------

Agricultural and Production Information Company, a related             -              -
party
Heng Yang Agricultural and Technology Development Company              -              -
Yunnan Xing Long Agriculture and Trade Development Centre          13.0%              -
Xin Jiang Agriculture and Science Institute                            -              -
Gansu Nong Ken Technological  Development Company                      -              -
Xiamen Station of Soil and Fertilizer Work                         12.5%              -
Zhejiang Jiangshan Group                                            8.4%              -
Hunan Dalong Group                                                 15.5%              -
Hainan Global Industry Company Limited                             15.0%          42.2%
Shaoguan Agricultural Association                                   7.7%              -
Wulong Group                                                        5.5%              -
Foshan Couty Enterprises Co.                                           -          18.8%
Shanghai Yong Dao Trading Company Limited                              -          15.1%
                                                              ===========     ==========

Concentration of accounts receivable as of December 31, 1998 and 1999 is as follows:

                                                         1998           1999
                                                    -----------      ---------
Five largest accounts receivable                         54.4%          53.7%

The Company performs ongoing credit evaluation of each customer's financial condition. It maintains reserves for potential credit losses and such losses in aggregate have not exceeded management's projections. As of December 31, 1999, the Company maintained a specific provision of approximately US$2,178,000 against its trade receivables. The Directors, in their opinion, consider that the risk of recoverability of the unprovided for receivable is minimal.

Concentration of suppliers. The Company purchases raw material from a number of suppliers. Details of individual suppliers accounting for more than 5% of the Company's purchases are as follows:

                                                            1998         1999
                                                         ----------    ---------
Purchase from:                                              71.6%          13%
Agriculture and Production Information Company
Shun Yi County Chemical Fertilizer                              -            -
Shengli Plastic Factory                                     11.6%            -
Bestalong                                                       -            -
Nuclear Industry Xi Feng Hong Tai Chemical Factory              -          10%
Tianjing Da Fang Chemical Limited                               -           6%
Yunnan Province Chemical Company                                -           5%
Miyun Carton Box Factory                                        -          13%
Neimenggu Yikezhaomeng Tax Bureau                               -          15%

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

ITEM 7. FINANCIAL STATEMENTS

     The consolidated financial statements of the Company, together with the independent auditors' report thereon of Arthur Andersen & Co., appears on pages F-2 through F-32 of this report. See Index to Financial Statements on page F-1 of this report.

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

     On February 9, 2000, the Board of Directors selected Grant Thornton of Hong Kong as its certifying accountants for the year ended December 31, 1999 replacing Arthur Andersen & Co. who had resigned. During the period that Arthur Andersen & Co. was the certifying accountant, the Company had no disagreements with them on any matter of accounting principals or practices, financial statement disclosures or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Present Directors and Executive Officers

     The following table sets forth the names and ages of the present executive officers and directors of the Company and the positions held by each.

  Name                   Age       Title
---------               -----    ----------

John Koon                53     Chairman of the Board, President and
                                Director
Cheng Kai Sum, Eric      41     Director and acting CEO
Au Wah, Edmond           46     Director
Chen Long Chen           50     Vice President, Sales and Marketing and Director
Chen Xing Hua            52     General Manager of Beijing Opal
Michael W. Botts         53     Vice President of Research and Development and
                                Director
James H. Shane           55     Director
Chung Siu Wah            43     Director
Miss Ho Wan Lai, Tammy   41     Chief Financial Officer

Mr. John Koon, Chairman of the Board, President and Chief Executive Officer of the Company, is the founder and Chairman of Bestalong Group, Inc., the controlling shareholder of the Company. He is also a principal and director of several private companies with operations in China. Mr. Koon is a graduate of the University of Hong Kong with a Bachelor of Social Services majoring in Accounting and Economics. He is a member of the International Institute of Management.

Mr. Eric Cheng, is an Executive Director of United Power Investment Limited, a company listed on The Stock Exchange of Hong Kong Limited. Mr. Cheng graduated with an honors from the Faculty of Social Sciences, The University of Hong Kong in 1982 majoring in Business Management and Economics. Since his graduation, Mr. Cheng held various senior positions with major international financial institutions including Citicorp and James Capel (a unit of hte HSBC group).

Mr. Au Wah Edmond, is a Director of Golden Island (Management) Limited, a wholly owned subsidiary of United Power Investment Limited, a company listed on The Stock Exchange of Hong Kong Limited. Mr. Au is also a director of Dynasty Hotel, Zhaoqing, The People's Republic of China (PRC) and several other privately owned companies in Hong Kong and PRC. Mr. Au is a member of Certified General Accountants of Canada (CGA) and has held senior finance and management positions in various companies and busines sectors in Hong Kong, PRC, Canada and Singapore over the last twenty years.

Mr. Chen Long Chen, a director and Vice President for Sales and Marketing, has been involved in the fertilizer project since 1990. Prior thereto, he was involved in various trials and tests of organic fertilizers in Vietnam for the production of seeds for Taiwan. In addition to sales and marketing, he is also responsible for product applications, sourcing and quality control. Mr. Chen is a graduate of the Taipei Technical University.

Mr. Chen Xing Hua, has been General Manager of Beijing Opal since 1995. He is responsible for the plant construction and production of organic fertilizers. From 1981 to 1997, he served as General Manager of Beijing Shunyi County Agricultural Supplies and Provision Corporation, a Chinese Government official agent for the supply and distribution of fertilizers to farmers. Mr. Chen is a graduate of the Beijing Agricultural University, with a major in fertilizers.

Mr. Michael W. Botts, a Director and Vice President of Research and Development of the Company, is a soil scientist who developed the OMS technology and invented the chelating agent KOM. He is also the technical advisor of the procurement, installation and testing of OPAL OMF production facilities in Beijing. Mr. Botts holds a Bachelor of Science degree in Soil Science from the University of Oregon.

Mr. James H. Shane, a Director, is the President and Chief Executive Officer of Shane Associates Limited, a diversified operating company in the United States. He has been developing and managing real estate properties since 1969 and a consultant for US companies in the importing of products from Pacific Rims countries.

Mr. Chung Siu Wah, Director has been a solicitor practicing in Hong Kong since 1989 and is a partner of Messrs. Tony Kan and Company, Solicitors and Notaries.

Ms. Ho Wan Lai, Tamm, has been employed in the accounting field for various corporations and organizations in Hong Kong and the PRC for over the past twenty years.

ITEM 10. EXECUTIVE COMPENSATION

     The following officers received compensation from the Company for the current and/or prior calendar year. Mr. John Koon, the Chief Executive Officer of the Company, did not receive compensation for either year.

                                                           Total Compensation
                                                           ------------------
                                                               (US000)
Kenneth Poon             1999                              $   64,000
                         1998                              $   90,000

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

                                                          Amount and Nature of
                                                 ------------------------------------
Name and Address of Beneficial Owner             Beneficial Owner    Percent of Class
---------------------------------------------    ----------------    ----------------

John Koon                                             43,671,768             64.95%
Chen Long Chen                                         2,220,480              3.28%
Chen Xing Hua                                            100,000             .0015%
Michael W. Botts                                         100,000             .0015%
James H. Shane                                            50,000             .0007%
                                                 ----------------    ---------------
Total all officers and directors (5 persons)                                 68.23%
                                                 ----------------    ---------------

(1) The persons names in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, and the information contained in the footnotes to the table.

(2)  Address is Suite 4704, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Name and relationship of related parties:

Name of related parties                          Relationship with the Company
Bestalong Group, Inc. ("Bestalong")              Parent company
Anshun Opal Company Limited ("Anshun Opal")      Subsidiary of Bestalong Group, Inc.
Agriculture and Production Information Company   Holding company of BOBF
Best Wishes Holding Company ("BWH")              Common director

Summary of related party balances and transactions is as follows:

                                              1997        1998              1999
                                            --------    --------    ---------------------
                                            Rmb '000    Rmb '000    Rmb '000     Rmb '000

Due from a shareholder                         3,430          -           -            -
- Bestalong
Due from (to) a director (a)                      19        (21)         11            1
- Mr. Chen Long Chen                               -          -         (62)          (7)
- Mrs. Koon Woo Kam Oi
Due from (to) a related company (a)                -         45           -            -
- Anshun Opal                                      -          -         696           84
- BWH
Loan from a shareholder                            -     15,378      24,078        2,908
- Bestalong (Note 17)
Accounts payable to related companies          4,072      4,001       3,818          461
(b)
- APIC
Sales to related companies (c)                14,609          -           -            -
- APIC                                             -         40           -            -
- Bestalong
Purchases from related companies (d)           3,648      4,331         271           33
- APIC                                         2,568          -           -            -
- Bestalong
Interest expenses paid to                          -          -       1,987          240
- Bestalong
Rental expenses paid to                           29         55           -            -
- APIC                                           831        578       1,663          201
- Bestalong
Management fees paid to directors (e)            357        183          25            3
- Mr. Michael William Botts                        -          -         835          101
- BWH                                            897        904           -            -
- Mr. Chen Long Chen                       -----------  ---------  ----------   ---------

Notes:

a. The balances due from (to) related companies and directors were unsecured, non-interest bearing and without pre-determined repayment terms.

b. These represented payables on purchases of raw materials from related companies in the ordinary course of business.

c. Sales to APIC were at cost for the year ended December 31, 1997. Sales to Bestalong were at cost for the year ended December 31, 1998.

d. Purchases from related companies were made at the original cost with no mark-up charges.

e. These represent management fees paid to Mr. Michael William Botts and a related company for the provision of executive services.

In addition, the Group re-imbursed Bestalong for expenditures (both capital and operating in nature) incurred by Bestalong on behalf of the Group. Such re-imbursement amounted to approximately Rmb25,020,000, Rmb1,274,000 and Nil during the years ended December 31, 1997, 1998 and 1999.

The Company acquired from Bestalong, Inc. "Bestalong" 5,000,000 shares in CCHI by issuing to Bestalong 25,000,000 shares of common stock. Bestalong is beneficially controlled by Mrs. Koon Woo Kam Oi, a director of the Company. (Note 1)

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K

(a)  Exhibits

       3.1      Articles of Incorporation(3)
       4.1      Certificate of designation of Preferred Stock, Series A
       4.2      Warrant to Corinthian (2)
       23.1     Consent of Arthur Andersen
       27.1     Financial Data Schedules (1)

       (1)      Filed herewith
       (2) Incorporated by reference to the respective exhibits filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998
       (3) Incorporated by reference to the respective exhibits filed with the Company's Report on Form 8-A filed on July 6, 1998.

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               OPAL TECHNOLOGIES, INC.


                                               By: /s/ John Koon
                                                  ---------------------
                                                  John Koon, Chairman


Dated: May _____, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature          Title                                         Date
     -------------       -------                                       ------
/s/ John Koon           Chairman of the Board, President,
----------------------
John Koon               Chief Executive Officer and Director        May __, 2000

/s/ Chen Long Chen      Vice President, Sales and Marketing and
----------------------
 Chen Long Chen         Director                                    May __, 2000

/s/ Michael W. Botts    Vice President of Research and
----------------------
Michael W. Botts        Development and Director                    May __, 2000

/s/ Eric Cheng          Director                                    May __, 2000
----------------------
Eric Cheng

/s/ Au Wah Edmond       Director                                    May __, 2000
----------------------
Au Wah Edmond

                             OPAL TECHNOLOGIES, INC.

                   Index to Consolidated Financial Statements


                                                                          Page
                                                                         ------

Independent Auditors Report                                               F-2

Consolidated Balance Sheet as of December 31, 1998 and 1999               F-3

Consolidated Statement of Operations for the Years Ended December 31,
1997, 1998 and 1999                                                       F-4

Consolidated Statements of Cash Flows for the Years Ended December 31,
1997, 1998 and 1999                                                       F-5

Consolidated Statements of Stockholders' Equity (Deficit) for the
Years Ended December 31, 1997, 1998 and 1999                              F-7

Notes to Consolidate Financial Statements                                 F-8

Opal Technologies Inc.
Report of Independent Certified Public Accountants


To the Board of Directors and the Shareholders of Opal Technologies Inc.:

We have audited the accompanying consolidated balance sheets of Opal Technologies Inc. (a company incorporated in the State of Nevada, United States of America; the "Company") and Subsidiaries (the "Group") as of December 31, 1998 and 1999, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the years ended December 31, 1997, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Opal Technologies Inc. as of December 31, 1998 and for the years ended December 31, 1997 and 1998, were audited by other auditors whose report dated August 31, 1999, on those statements included an explanatory paragraph that described the issue of going concern discussed in Note 1 to the financial statements.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Opal Technologies Inc. and Subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for the years ended December 31, 1997, 1998 and 1999, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Group will continue as a going concern. As discussed in Note 26a to the accompanying financial statements, the Group has suffered net losses (net of minority interests) of approximately Rmb29,670,000 and Rmb19,745,000 (equivalent to US$3,583,000 and US$2,386,000) respectively for the years ended December 31, 1998 and 1999, respectively. As of December 31, 1999, the Group's current liabilities exceeded its current assets by approximately Rmb44,014,000 (equivalent to US$5,316,000). These matters raise substantial doubt about the Group's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of the Group's assets and classification of the Group's liabilities as of December 31, 1999 that might result should the Group be unable to continue as a going concern.



GRANT THORNTON




Hong Kong

April 28, 2000

                             Opal Technologies Inc.
                          Consolidated Balance Sheets
                        As of December 31, 1998 and 1999

                                                    Notes      1998               1999
                                                            ----------    -------------------
                                                              Rmb'000     Rmb'000     US$'000

ASSETS AND LIABILITIES
Current assets
Cash and bank deposits                                          3,182         154          19
Accounts receivable, net                              6         2,391       2,358         285
Due from a director                                   24            -          11           1
Due from a related company                            24           45           -           -
Prepayments and other current assets                            1,225       1,400         169
Inventories, net                                      7         9,636       7,900         954
                                                    -----    ---------   ---------    --------
Total current assets                                           16,479      11,823       1,428

Construction-in-progress                              9        63,912      75,924       9,170
Licensing costs, net                                  10        7,093       6,649         803
Goodwill, net                                         11        1,458       1,375         166
Investment                                            5             -      40,423       4,882
                                                    -----    ---------   ---------    --------
Total assets                                                  158,945     202,806      24,494
                                                             =========   =========    ========
LIABILITIES, MINORITY INTERESTS AND
Current liabilities
Short-term borrowings                                12        20,470       7,200         870
Accounts payable                                     15         6,312      37,049       4,475
Accrued liabilities                                  13         2,484       4,838         584
Loan from PRC joint venture partner                  16             -       5,677         686
Due to a related company                             24             -         696          84
Due to a director                                    24            21          62           7
Taxation payable                                     14           315         315          38
                                                    -----    ---------   ---------    --------
Total current liabilities                                      29,602      55,837       6,744
                                                             ---------   ---------    --------
Non-current payable                                            20,635           -           -
Long-term borrowings                                  12            -      17,000       2,053
Loan from PRC joint venture partner                   16        5,627           -           -
Loans from a shareholder                            17,24      15,378      24,078       2,908
                                                    -----    ---------   ---------    --------
Total liabilities                                              71,242      96,915      11,705
                                                             ---------   ---------    --------
Minority Interests                                             19,796      16,190       1,955
                                                             ---------   ---------    --------
Shareholders' equity :
Common stock, par value US$0.001 :
-   Authorized 49,000,000 and 100,000,000
-   Outstanding and fully paid 35,991,964 and
    60,991,964 shares as of December 31, 1998
    and 1999 respectively                             19          299         505          61
Preferred stock, par value US$0.001 :
-   Authorized 1,000,000 and 25,000,000 shares
    as of December 31, 1998 and 1999 respectively
-   Outstanding and fully paid 100,000 shares
    as of December 31, 1998 and 1999                  19            1            1          -
Additional paid-in capital                                    101,894      143,088     17,281
Accumulated losses                                            (33,876)     (53,621)    (6,475)
Cumulative translation adjustments                               (411)        (272)       (33)
                                                             ---------   ---------    --------
Total shareholders' equity                                     67,907       89,701     10,834
                                                             ---------   ---------    --------
Total liabilities, minority interests and                     158,945      202,806     24,494
                                                             =========   =========    ========


The accompanying notes are an integral part of these financial statements.

Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on December 31, 1999 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at the rate or at any other rate.

                             Opal Technologies Inc.
                     Consolidated Statements of Operations
              For the years ended December 31, 1997, 1998 and 1999


                                            Note     1997        1998               1999
                                                   ---------   ---------   ----------------------
                                                    Rmb'000     Rmb'000     Rmb'000      US$'000

Net sales                                            37,664       6,952       2,985        361
Cost of goods sold                                  (25,736)     (5,927)     (1,876)      (227)
                                                   ---------    --------    ---------   -------
Gross profit                                         11,928       1,025       1,109        134
Loss from sales return                                    -      (3,504)          -          -
Selling, general and administrative expense         (12,260)    (27,983)    (19,394)    (2,344)
Interest expense                                          -      (1,396)     (4,089)      (494)
Interest income                                          77          29           -          -
Other expenses, net                                     (38)        (50)          -          -
Share of losses in an investment                          -           -        (977)      (118)
                                                   ---------    --------    ---------   -------
Loss before income taxes                               (293)    (31,879)    (23,351)    (2,822)
Provision for income taxes                   14        (315)          -           -          -
                                            ----   ---------    --------    ---------   -------
Loss before minority interests                         (608)    (31,879)    (23,351)    (2,822)
Minority interests                                        3       2,209       3,606        436
                                                   ---------    --------    ---------   -------
Net loss                                               (605)    (29,670)    (19,745)    (2,386)
                                                   ---------    --------    ---------   -------
Basic and diluted loss per share                      (0.03)      (0.82)      (0.45)    (0.05)
                                                   =========    ========    =========   =======


The accompanying notes are an integral part of these financial statements.

Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on December 31, 1999 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

                             Opal Technologies Inc.
                     Consolidated Statements of Cash Flows
              For the years ended December 31 1997, 1998 and 1999


                                                           1997        1998             1999
                                                        ---------    --------     ------------------
                                                         Rmb'000      Rmb'000     Rmb'000    US$'000

Cash flows from operating activities :
Net loss                                                   (605)    (29,670)    (19,745)     (2,386)
Adjustments to reconcile net loss to net cash used
    Depreciation of property, machinery and                 960       2,053       3,452         417
    Amortization of licensing costs                         444         443         444          54
    Amortization of goodwill                                 84          82          83          10
    Net loss on disposals of fixed assets                     -          97           -           -
    Imputed interest on shareholder's loan (Note 16)          -         406           -           -
    Share of losses in an investment                          -           -         977         118
    Minority interests                                       (3)     (2,209)     (3,606)       (436)
(Increase)/Decrease in operating assets :
    Accounts receivable, net                            (17,079)     19,134          33           4
    Prepayments and other current assets                    (57)     (1,013)     (1,165)       (140)
    Inventories, net                                      1,588      (4,306)      1,736         209
Increase/(Decrease) in operating liabilities :-
    Accounts payable                                     (1,560)      1,122      21,220       2,562
    Accrued liabilities                                     103         815       2,354         284
    Taxation payable                                        315           -           -           -
                                                       ---------   ---------    --------     -------
    Net cash (used in)/provided by  operating           (15,810)    (13,046)      5,783         696
                                                       ---------   ---------    --------     -------
Cash flows from investing activities :
Acquisition of property, machinery and equipment        (40,579)    (23,680)     (1,566)       (189)
Proceeds from disposals of fixed assets                       -          90           -           -
(Advance to) Repayment from a shareholder                (3,430)      3,430           -           -
(Advance to) Repayment from a director                      (14)         40         (11)          1
(Advance to) Repayment from a related company               749         (45)         45           5
                                                        ---------   ---------    --------     -------
Net cash used in investing activities                   (43,274)    (20,165)     (1,532)       (183)
                                                        ---------   ---------    --------     -------
Cash flows from financing activities
Issuance of common stock                                 47,567           -           -           -
New bank loan                                            10,000       5,000      10,000       1,208
Other loans                                                 300       5,170       7,000         845
Repayment of loans                                            -           -     (13,270)     (1,603)
Increase/(Decrease) in non-current payable               22,135      (1,500)    (20,635)     (2,491)
New loans from PRC joint venture partner                  3,046         312          50           6
New loans from a shareholder                             25,020      15,378       8,700       1,051
New loans from a director                                     -           -          41           5
New loans from a related company                              -           -         696          84
Repayment of loans to a shareholder                     (37,512)          -           -           -
                                                        ---------   ---------    --------     -------
Net cash provided by/(used in) financing activities      70,556      24,360      (7,418)       (895)
                                                        ---------   ---------    --------     -------
Effect of cumulative translation adjustments                 46         (45)        139          17
                                                        ---------   ---------    --------     -------
Net increase/(decrease) in cash and bank deposits        11,518      (8,896)     (3,028)       (365)
Cash and bank deposits, as of beginning of year             560      12,078       3,182         384
                                                        ---------   ---------    --------     -------
Cash and bank deposits, as of end of year                12,078       3,182         154          19
                                                        ---------   ---------    --------     -------


The accompanying notes are an integral part of these financial statements

Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on December 31, 1999 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

                             Opal Technologies Inc.
           Consolidated Statements of Changes in Shareholders' Equity
              For the years ended December 31, 1997, 1998 and 1999

                                                    Common stock         Preferred stock
                                                  ---------------       -----------------                        Accumulated
                                                                                                                 other comprehensive
                                                                                     Additional                 income cumulative
                                                  Numbers            Numbers           paid in    Accumulated    translation
                                                of shares   Amount  of shares  Amount  capital      losses       adjustments
                                                ---------   ------  ---------  ------ ----------  -----------   --------------------

Balance as of  January 1, 1997                    12,653     105      100        1       8,213      (3,601)       (412)
Issuance of common stock for cash                 11,400      95        -        -      47,472           -           -
Effect of the exchange reorganization                939       8        -        -          (8)          -           -
Issuance of common stock by capitalization of
loan from a shareholder (note 17)
Net loss                                               -       -        -        -           -        (605)          -
Translation adjustments                                -       -        -        -           -           -          46
                                                 --------  ------   ------    -----  ----------   ----------     -------
Balance as of December 31, 1997                   35,992     299      100        1     101,488      (4,206)       (366)
Net loss                                               -       -        -        -           -     (29,670)          -
Shareholder's contribution                             -       -        -        -         406           -           -
Translation adjustments                                -       -        -        -           -           -         (45)
                                                  --------  ------   ------    -----  ----------   ----------     -------
Balance as of December 31, 1998                   35,992     299      100        1     101,894     (33,876)       (411)
Issuance of common stock (note 19)                25,000     206        -        -      41,194           -           -
Net loss                                               -       -        -        -           -     (19,745)          -
Translation adjustments                                -       -        -        -           -           -         139
                                                  --------  ------   ------    -----  ----------   ----------     -------
Balance as of December 31, 1999                   60,992     505      100        1     143,088     (53,621)       (272)
                                                  --------  ------   ------    -----  ----------   ----------     -------

                             Opal Technologies Inc.
                 Notes to the Consolidated Financial Statements

1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

     Opal Technologies Inc. (the "Company") was incorporated in the State of Nevada in the United States of America on September 9, 1987. With effect from May 14, 1997, the Company changed its name from Med-Tex Corporation to Opal Technologies Inc.

     During the period from October 31, 1996 to June 6, 1997, the Company remained dormant.

     Acquisition of subsidiaries
     ---------------------------
     On June 6, 1997, the Company entered into an agreement with Bestalong Group Inc. ("Bestalong"; a company incorporated in the British Virgin Islands) to acquire from Bestalong a 100% interest in Triple Star Holdings Limited ("TSH"; a company incorporated in the British Virgin Islands) and a 100%
     interest in Opal Agriculture Development Limited ("OAD"; a company incorporated in the British Virgin Islands) by (i) issuing to Bestalong 8,452,768 shares of common stock (after the one-for-ten reverse stock split described in Note 19) and 100,000 shares of Series A preferred stock, and
     (ii) assuming Bestalong's liabilities in the form of a promissory note of US$2,100,000, which was subsequently cancelled by the issuance of 4,200,000 shares of common stock (after the one-for-ten reverse stock split described in Note 19). Bestalong is beneficially controlled by Mr. John K.C. Koon, a director of the Company.

     TSH Group
     ---------
     TSH and its wholly-owned subsidiary, Triple Star Group Limited ("TSG"; a company incorporated in the British Virgin Islands) are investment holding companies. On August 6, 1996, TSG acquired a 55% interest in Beijing Opal Agriculture Biochemistry Co., Ltd. ("Beijing Opal"), an equity joint venture established in the People's Republic of China (the "PRC"). The remaining 45% is held by Beijing Opal Biochemistry Factory "BOBF", a PRC state - owned enterprise. Beijing Opal is principally engaged in the manufacturing and sale of organic agricultural fertilizers.

     ---------
     A revised joint venture agreement between TSG and BOBF was executed on August 6, 1996, which was approved by the relevant PRC authorities on March 24, 1997. Under the revised joint venture agreement, the joint venture period has been extended to 30 years from February 8, 1995 to February 7, 2025, and the total investment of Beijing Opal has been increased from US$350,000 to US$10,000,000 (equivalent to approximately Rmb82,900,000), of which US$6,000,000 (equivalent to approximately Rmb49,920,000) has to be in the form of registered capital to be injected within one year after Beijing Opal obtains its revised business license from the PRC authorities. As of December 31, 1997, all of the registered capital of Beijing Opal of US$6,000,000 was paid-up and verified by a certified public accountant in the PRC according to the PRC regulations.

     The other key provisions of the revised joint venture agreement are:

     - the profit and loss sharing ratio is the same as the respective percentage of equity interest.

     - upon early termination or liquidation of Beijing Opal, the net assets of Beijing Opal will be distributed in accordance with the respective percentage of equity interest.

     - the Board of Directors of Beijing Opal consists of seven members, with four designated by TSG and three designated by BOBF.

     OAD
     ---
     OAD is principally engaged in the trading of organic agricultural fertilizer manufactured by Beijing Opal. On December 16, 1996, OAD was appointed by Beijing Opal as its sole agent and was granted the exclusive right to distribute and sell organic fertilizer manufactured by Beijing Opal in the PRC, Hong Kong, Taiwan, and Macau for the period from January 1, 1997 to February 7, 2015.

     Current year investment
     -----------------------
     On September 5, 1999, the company entered into an agreement with Bestalong Inc. (a company incorporated in the City of Monrovia, Republic of Liberia), to acquire from Bestalong Inc., 38.46% interest (5,000,000 shares) in China Can Holdings Inc., ("CCHI"; a company incorporated in the British Virgin Islands) by issuing to Bestalong Inc. 25,000,000 shares of common stock. Bestalong is beneficially controlled by Mrs. Koon Woo Kam Oi, a director of the company.

     Management Plan
     ---------------
     During the years ended December 31, 1998 and 1999, the Group reported recurring net losses (net of minority interests) of approximately
     Rmb29,670,000   and   Rmb19,745,000   (equivalent   to   US$3,583,000   and
     US$2,386,000) respectively. The Group also has recurring net cash used and received in operating activities of approximately Rmb13,046,000 and Rmb5,783,000 (equivalent to US$1,575,000 and US$696,000) for the years ended December 31, 1998 and 1999, respectively, and as of December 31, 1999, the Group's current liabilities exceeded its current assets by approximately Rmb44,014,000 (equivalent to US$5,316,000).

     The Group has completed the installation of a granule production facility and signed a five-year exclusive sales contract with a Taiwanese government owned company which has agreed to place orders of 30,000 metric tons of Opal Granules and 1,000 metric tons of Opal Foliar. The actual sales to this company in 1999 amounted to only approximately Rmb1,168,000 (equivalent to US$141,000). All export sales will be covered by letters of credit or telegraphic transfer to be received prior to shipment. In the light of this new payment terms arrangement, the cash flow situation of the Group is expected to improve in 2000.

     In August 1999, a sales contract was signed with a company in Shanghai. The order consists of 100,000 tons of granule fertilizer amounting to approximately Rmb195 million (equivalent to US$23,550,000). The subsequent delivery of goods will take place in 2000.

     Subsequent to the year ended December 31, 1999, the Group issued a US$10 million three year Convertible Note (see Note 27c). This Convertible Note enables the Group to begin production and complete its physical facilities in Beijing. Management believes that this additional financing along with its current facilities will be sufficient to support the Group's liquidity requirements through the end of 2000.

2.   BASIS OF PRESENTATION

     The acquisitions of TSH and OAD by the Company on June 6, 1997 have been treated as a reverse acquisition since TSH and OAD are the continuing entities as a result of the recapitalization and restructuring. On this basis, the historical financial statements prior to June 6, 1997 represent the combined financial statements of TSH and OAD. The historical shareholders' equity accounts of the Company as of December 31, 1996 have been retroactively restated to reflect the issuance of 8,452,768 shares of common stock (after the effect of the reverse stock split - described in Note 19) and 100,000 shares of Series A preferred stock to Bestalong and the issuance of 4,200,000 shares of common stock (after the effect of the reverse stock split - described in Note 19) for the cancellation of a promissory note (see Note 1).

     Beijing Opal is 55% owned by the Group and accordingly its operations are included in the consolidated financial statements of the Group from the date of acquisition.

     The investment in CCHI on September 5, 1999 was recorded at its fair value. Investment in CCHI is accounted for using the equity method of accounting.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)   Basis of consolidation

          The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments of 20% - 50% in other companies are accounted for under the equity method of accounting. All material intra-group balances and transactions have been eliminated on consolidation.

     b)   Goodwill

          Goodwill, being the excess of cost over the fair value of the Group's share of the net assets of a subsidiary (Beijing Opal) acquired, is amortized on a straight-line basis over 20 years. The amortization recorded during the years ended December 31, 1997, 1998, 1999 was approximately Rmb84,000, Rmb82,000 and Rmb83,000, respectively. Accumulated amortization as of December 31, 1998 and 1999 was approximately Rmb200,000 and Rmb283,000, respectively.

          Management reviews and evaluates the recoverability of goodwill periodically as part of its assessment of the recoverability of the Group's share of net assets of subsidiary to which it relates. The determinants used for this evaluation include management's estimate of the asset's ability to generate positive income from operations and positive cash flow in future periods. In the opinion of the management, no material impairment existed as of December 31, 1999.

     c)   Inventories

          Inventories are stated at the lower of cost, on a weighted average basis, and market value. Costs of work-in-process and finished goods comprise direct materials, direct labor and an attributable portion of production overheads.

     d)   Property, machinery and equipment

          Property, machinery and equipment are recorded at cost. Gains or losses on disposals are reflected in current operations. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows : land use rights - 27 years, buildings - 10 years, machinery and equipment - 5 years, motor vehicles - 5 years, furniture and office equipment - 5 years. No depreciation has been or will be provided for a set of unified production system for producing granule fertilizer until it has been put into use. All ordinary repair and maintenance costs are expensed as incurred.

     d)   Property, machinery and equipment (Continued)

          The Group recognizes an impairment loss on a fixed asset when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges) indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of the asset cannot be realized through sale. Measurement of the impairment loss is based on the amounts by which the assets' carrying values exceed their value.

     e)   Construction-in-progress

          Construction-in-progress represents cost of land use rights as well as factories, office and machinery under construction. It is the Group's policy to capitalize interest during the construction phase of qualifying assets in accordance with Statement of Financial Accounting Standards No. 34. During the years ended December 31, 1997, 1998 and 1999, Nil, approximately Rmb487,000, and Nil of interest were capitalized.

     f)   Licensing costs

          Licensing costs are costs incurred to acquire the exclusive right to distribute and sell a brand of organic agricultural fertilizer. Amortization for financial reporting purposes is provided using the straight-line method over the license period of 18 years. The amortization recorded during the years ended December 31, 1997, 1998 and 1999 was approximately Rmb444,000, Rmb443,000 and Rmb444,000, respectively. Accumulated amortization as of December 31, 1998 and 1999 was approximately Rmb444,000, Rmb887,000 and Rmb1,331,000, respectively.

          Management reviews and evaluates the recoverability of licensing costs periodically as part of its assessment of the recoverability of the Group's net assets. The determinants used for this evaluation include management's estimate of the asset's ability to generate positive income from operations and positive cash flow in future periods. In the opinion of the management, no material impairment existed as of December 31, 1999.

     g)   Revenue recognition

          Net sales represent the invoiced value of goods supplied to customers, net of sales returns and allowances. Revenue is recognized upon delivery of goods and passage of title to customers. Sales returns and allowances are recorded and/or estimated at the time of the sale.

     h)   Income taxes

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

     i)   Operating leases

          Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the relevant leases.

     j)   Comprehensive income

          The Group has adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), which requires the Group to report all changes in equity during a period, except for those resulting from investment by owners and distribution to owners, in financial statements for the period in which they are recognized. The Group has disclosed comprehensive income, which encompasses net income and currency translation adjustments, in the consolidated statements of changes in shareholders' equity and Note 18 to the financial statements.

     k)   Foreign currencies translation

          The Group considers Renminbi ("Rmb") as its functional currency as most of the Group's business activities are based in Reminbi.

          The translation of the financial statements of group companies into Renminbi is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet date and for revenue and expense accounts using the average exchange rate during each reporting period. Gains or losses resulting from translation are included in shareholders' equity separately as cumulative translation adjustments. Aggregate (losses) gains from foreign currency transactions included in the results of operations for the years ended December 31, 1997, 1998 and 1999 were approximately Rmb(38,000), Rmb131,000 and Rmb(9,000) respectively.

     l)   Loss per common share

          Basic loss per common share is computed in accordance with Statement of Financial Accounting Standard No. 128 by dividing net loss for each year by the weighted average number of shares of common stock outstanding during the years, as if the common stock issued for the acquisition of OAD and TSH (see Note 1) and the one-for-ten reverse stock splits (see Note 19.a) had been consummated prior to the years presented.

          The computation of diluted loss per common share is similar to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive securities outstanding during the years were exercised.

          The basic and diluted loss per common share were the same for the years presented because there were no dilutive securities outstanding as of each year end. The numerator in calculating both basic and diluted loss per share for each year is the reported net loss. The denominator is based on the following, weighted-average number of common shares.

                                            1997         1998         1999
                                           ------       ------       ------
                Basic/Diluted            22,172,000   35,991,964   43,684,272

     m)   Use of estimates

          The preparation of financial statements in conformity with generally accepted accounting principles in the Unites States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     n)   Segment reporting

          The Group adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131). The Group's
          results of operations and financial position were not affected by implementation of SFAS No. 131 as it operates in only one line of business, the production and trading of organic agricultural fertilizer and it mainly sells to Asia.

     o)   Pension and other post retirement benefits

          The Group adopted SFAS No. 132 "Employers' Disclosures about Pensions and Other Post Retirement Benefits". The pension plan of the Group's Subsidiary in Beijing is a defined contribution plan and that subsidiary is not liable for any post retirement benefits.

     p)   New Accounting Pronouncements

          In June 1998, the FASB issued Statement of Financial Accounting Standards (FAS) No.133, "Accounting for Derivative Instruments and Hedging Activities". FAS 133 establishes standards for accounting and reporting for derivative instruments and confirms the requirements for treatment of different types of hedging activities. This statement is effective for all fiscal years beginning after June 15, 2000. Management has not determined if the statement will have an impact on the Group's operations or financial position.

4.   SUBSIDIARIES

     Details of the Company's subsidiaries (which together with the Company are collectively referred to as the "Group") as of December 31, 1999, were as follows :

                                                                Percentage of
                                              Place of        equity interest    Principal
                     Name                   incorporation          held          activities
                    ------                 ---------------   -----------------  ------------
           Triple Star Holdings Limited   The British Virgin       100%        Investment holding
           Triple Star Group Limited      The British Virgin       100%        Investment holding
           Opal Agriculture Development   The British Virgin       100%        Trading of organic
                                                                               agricultural fertilizers
           Beijing Opal Agriculture
             Biochemistry Co., Ltd.       The PRC                  55%         Manufacturing and sale of
                                                                               organic agricultural fertilizers



5.   INVESTMENT

     Details of the Company's investments in other companies as of December 31, 1999, were as follows :

                                                             Percentage of
                                         Place of           equity interest     Principal
                   Name                incorporation             held           activities
                  ------              ---------------       ---------------    ------------

           China Can Holdings  Inc.     The British Virgin       38.46%        Investment holding
           Shijiazhuang Huale Metal     The PRC                     25%        Manufacturing and
                                                                               sale of metal can tops

     Summarized information on the investment in CCHI

                                                                   Rmb               US$
          Loss for the year                                     7,687,782           928,476
          Non-current assets                                  111,001,692        13,406,001
          Current assets                                        4,370,232           527,806
          Current liabilities                                   8,394,844         1,013,870
          Share capital and reserve                            77,859,821         9,403,360


     The  above  figures  are  based  on  the  audited  consolidated   financial
     statements of CCHI for the year ended December 31, 1999.

6.   ACCOUNTS RECEIVABLE

                                                   1998            1999
                                                  ------    ------------------
                                                  Rmb'000   Rmb'000    US$'000
       Trade receivables                          20,000    20,391      2,463
       Less :   Allowance for bad and
       doubtful accounts                         (17,609)  (18,033)    (2,178)
                                                ---------  --------    -------
       Accounts receivable, net                    2,391     2,358        285
                                                =========  ========    =======

7.   INVENTORIES

         Inventories comprised :
                                                     1998            1999
                                                   --------  ------------------
                                                   Rmb'000   Rmb'000    US$'000
           Raw materials                            4,732      5,180       625
           Work-in-process                            762        698
           Finished goods                           6,442      6,057       732
                                                  --------   --------   -------
                                                   11,936     11,935     1,441
           Less :   Allowance for slow-moving
           and obsolete inventories                (2,300)    (4,035)     (487)
                                                  --------   --------   -------
           Inventories, net                         9,636      7,900       954
                                                  ========   ========   =======

8.   PROPERTY, MACHINERY AND EQUIPMENT

                                                    1998            1999
                                                  --------   -------------------
                                                   Rmb'000   Rmb'000     US$'000
            Property, machinery and equipment :
            Land use rights                        9,377      9,376      1,133
            Buildings                              5,335      5,335        644
            Machinery and equipment               57,221     55,992      6,762
            Motor vehicles                         1,017      1,017        123
            Furniture and office equipment           121        342         41
                                                 --------   --------    -------
          Cost                                    73,071     72,062      8,703
          Less :   Accumulated depreciation       (3,068)    (5,450)      (658)
                                                 --------   --------    -------
          Property, machinery and equipment, net  70,003     66,612      8,045
                                                 ========   ========    =======

     Private ownership of land is not allowed in the PRC; rather, entities acquire the right to use land for a designated term. The Group's buildings are situated on land in Beijing, the PRC for a period of 50 years commencing from the issuance date of land use right certificate. The Group is in the process of completing the legal agreements relating to the acquisition of the land use right as of December 31, 1999 (see note 9).

     Certain machinery and equipment with net book value of approximately Rmb9,240,000 and Rmb17,126,000 as of December 31, 1998 and 1999,
     respectively, were pledged to secure certain of the Group's borrowings (see Notes 12 and 23).


9.   CONSTRUCTION-IN-PROGRESS

     Construction-in-progress represents the land use rights and factories and office buildings and machinery under construction in the PRC, which comprised :


                                            1998             1999
                                         ---------   --------------------
                                          Rmb'000    Rmb'000      US$'000
            Land use rights                41,458     41,458        5,007
            Construction cost              21,967     33,979        4,104
            Machinery                           -          -            -
            Interest cost capitalized         487        487           59
                                          --------   --------     --------
                                           63,912     75,924        9,170
                                          ========   ========     ========

     Private ownership of land is not allowed in the PRC; rather, entities acquire the right to use the land for a designated term. As of December 31, 1999 land use rights represented the cost of acquiring the land use rights to a plot of land of approximately 206 acres (1998 - 206 acres) in Beijing, the PRC for a period of 50 years commencing from the issuance date of the land use right certificate. The Group is in the process of completing the legal agreements relating to the acquisition of the land use right. As of December 31, 1998 and 1999, approximately 168 acres of land was under development and was recorded as construction-in-progress. The remaining 38 acres of land was recorded as property, machinery and equipment as of December 31, 1998 and 1999.

10.  LICENSING COSTS

                                                 1998             1999
                                                ------     -------------------
                                                Rmb'000    Rmb'000     US$'000
            Licensing costs                     7,980        7,980       964
            Less : Accumulated amortization      (887)      (1,331)     (161)
                                               --------    ---------    -----
            Licensing costs, net                7,093        6,649       803
                                               ========    =========    =====

     Licensing costs represent fees paid to a third party to obtain the exclusive right to distribute and sell organic agriculture fertilizer manufactured by Beijing Opal in the PRC, Hong Kong, Taiwan and Macau for 18 years up to February 7, 2015.


11.  GOODWILL

                                                 1998             1999
                                                ------     -------------------
                                                Rmb'000    Rmb'000     US$'000
           Goodwill                             1,658      1,658          200
           Less : Accumulated amortization       (200)      (283)         (34)
                                               -------    -------      -------
           Goodwill, net                        1,458      1,375          166
                                               =======    =======      =======

12.  BORROWINGS

     Short-term borrowings comprised :

                                                 1998              1999
                                               --------    --------------------
                                                Rmb'000    Rmb'000      US$'000
            Short-term bank loan(a)             15,000      5,000          604
            Other loans (b)                      5,470      2,200          266
                                               --------    -------       ------
                                                20,470      7,200          870
                                               ========    =======       ======

     Long-term borrowings comprised :

                                                1998               1999
                                               -------     --------------------
                                               Rmb'000     Rmb'000      US$'000
           Long-term bank loan(a)                  -       10,000        1,208
           Other loans (b)                         -        7,000          845
                                               -------     -------      -------
                                                   -       17,000        2,053
                                               =======     =======      =======

     Notes :

     a. Bank loans are denominated in Renminbi and bear interest ranging from 5.86% to 7.92% per annum as of December 31, 1999. They are guaranteed by a third party in the PRC and are collateralized by certain machinery and equipment of the Group (see Notes 8 and 23).

     b. Other loans include a loan from third parties in the PRC of Rmb4,720,000 and Rmb9,200,000 as of December 31, 1998 and 1999,
          respectively, which bear interest ranging from 6% to 12% per annum as of December 31, 1999. A payment of Rmb1,200,000 is due July 2000 and another payment of Rmb1,000,000 is due December 2000. The remaining payment of Rmb7,000,000 is due March 2001. They were guaranteed by a third party in the PRC and are collateralized by certain machinery and equipment of the Group (see Notes 8 and 23). They were drawn for financing the construction of the Group's factories and office buildings. In addition, there was a loan from a third party in the PRC of Rmb750,000 and Nil as of December 31, 1998 and 1999, respectively, which was unsecured, non-interest bearing and without pre-determined repayment terms. It was used to finance the construction of the Group's factories and office buildings.


13.  ACCRUED LIABILITIES

     Accrued liabilities comprised :

                                                1998               1999
                                              --------    ----------------------
                                               Rmb'000    Rmb'000        US$'000
            Accruals for operating expenses
           - salary and bonus                    385       1,111           134
           - professional fees                 1,098       1,052           127
           - interest expense                    247         615            74
            Provision for welfare fund (a)       190         485            59
            Provision for pension fund (a)       183         289            35
            Others                               381       1,286           155
                                              -------     -------        ------
                                               2,484       4,838           584
                                              =======     =======        ======
     Note :

     a. Welfare fund is provided at 19% and 18% of total salary of 1998 and 1999 and pension fund is provided at 17% of total salary. The welfare fund is for welfare expenses of employees (see Note 20) and the pension fund is for the employees' retirement benefit (see Note 21).

14.  INCOME TAXES

     The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which they operate. The British Virgin Islands entities (TSH, TSG and OAD) are incorporated under the International Business Companies Act of the British Virgin Islands and, accordingly, are exempted from payment of the British Virgin Islands income taxes. OAD carries on business in the PRC through Beijing Opal and, consequently, is subject to PRC enterprise income tax at a rate of 33% (30% state tax and 3% local tax). Beijing Opal also carries on business in the PRC and is subject to PRC enterprise income tax at a rate of 33% (30% state tax and 3% local tax). However, Beijing Opal is exempted from the state and local income taxes for two years starting from the first year of profitable operations and then is subject to a 50% reduction for the next ten years. The first profitable year for Beijing Opal was the year ended December 31, 1996. If the tax holiday for Beijing Opal did not exist, the Group's income tax expenses (net of minority interests) would have been increased by approximately, Rmb263,000, Nil and Nil for the years ended December 31, 1997, 1998 and 1999, respectively.

     Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. They relate primarily to net operating losses and allowances for doubtful accounts. The deferred tax assets were fully offset by a valuation allowance, as the realization cannot be reasonably assured.


15.  ACCOUNTS PAYABLE

     Included in accounts payable are the liabilities for the balance of acquisition costs of the land for construction of factories and office buildings. The amount is non-interest bearing and is wholly repayable before December 31, 2000. The amount was classified as a non-current payable in the prior year.


16.  LOAN FROM PRC JOINT VENTURE PARTNER

     This represents a loan from the PRC joint venture partner - BOBF, for financing the operations of the Group, which is denominated in Renminbi, unsecured, non-interest bearing and repayable on demand. The amount was classified as a long-term liability in the prior year.

17.  LOANS FROM A SHAREHOLER

     During the year ended December 31, 1997, approximately Rmb45,902,000 of the loans from Bestalong were converted to equity by issuance of 11,000,000 shares of common stock, par value US$0.001, at US$0.50 per share.

     As of December 31, 1999, loans from Bestalong, a major shareholder, amount to approximately Rmb24,078,000 (equivalent to US$2,908,000) are unsecured, bear interest at 9% per annum and Bestalong has agreed not to demand the Group for repayment until the Group is financially capable to do so.


18.  COMPREHENSIVE INCOME

                                          1997       1998            1999
                                        -------    -------    ------------------
                                        Rmb'000    Rmb'000    Rmb'000    US$'000
            Net loss                     (605)     (29,670)   (19,745)   (2,386)
            Other comprehensive income
           - Translation adjustments       46          (45)       139        17
                                        -------    --------   --------   -------
            Comprehensive income         (559)     (29,715)   (19,606)   (2,369)
                                        =======    ========   ========   =======

19.  SHARE CAPITAL

     a)   Common Stock

          During the period from January 1, 1997 (the earliest date covered by the report) to June 5, 1997, the Company had authorized share capital of 50,000,000 shares of common stock, par value US$0.001 each, and outstanding share capital of 9,391,964 shares of common stock, par value US$0.001 each. On June 6, 1997, the Company reclassified its authorized share capital of 50,000,000 shares of common stock, par value US$0.001 each, into 49,000,000 shares of common stock, par value US$0.001 each, and 1,000,000 shares of preferred stock, par value
          US$0.001 each. Also, it effected a one-for-ten reverse stock split resulting in 939,196 shares of common stock, par value US$0.001 each, being outstanding. This reverse split has been reflected retroactively in the accompanying financial statements and all loss per common share computations.

     On June 6, 1997, in connection  with the  acquisitions  of TSH and OAD (see
     Note 1), the Company issued 8,452,768 shares of common stock, par value $0.001 each (after one-for-ten reverse stock split). On July 1, 1997, the Company issued 4,200,000 shares of common stock, par value US$0.001 each (after the one-for-ten reverse stock split), for a consideration of US$0.5 per share, in return for the cancellation of a promissory note of US$2,100,000 (equivalent to Rmb17,451,000) (see Note 1).

     On July 1, 1997, the Company issued 11,400,000 shares of common stock, par value US$0.001 each, for cash consideration of US$0.5 per share, and raised US$5,700,000 (equivalent to Rmb47,567,000).

     On September 29, 1997, the Company issued 11,000,000 shares of common stock, par value US$0.001 each, at US$0.5 per share to capitalize a loan from a shareholder amounting to US$5,500,000 (equivalent to Rmb45,902,000 see Note 17).

     On September 5, 1999, the authorized common stock of the Company was increased from 49,000,000 shares, par value of US$0.001 each to 99,000,000 shares, par value of US$0.001 each.

     On September 5, 1999, in connection with the acquisitions of CCHI (see Note
     1), the Company issued 25,000,000 shares of common stock, par value US$0.001 each. The investment was recorded at its fair value.

     On November 1, 1999, the authorized common stock of the Company was increased from 99,000,000 shares, par value of US$0.001 each to 100,000,000 shares, par value of US$0.001 each.

b)   Preferred stock

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

     On November 1, 1999, the authorized preferred stock of the Company was increased from 1,000,000 shares, par value of US$0.001 each to 25,000,000 shares, par value of US$0.001 each.


20.  DISTRIBUTION OF INCOME

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

     A reconciliation of the consolidated accumulated loss reported under US GAAP to that reported under PRC GAAP as of December 31, 1998 and 1999 is as follows :

                                                           1998             1999
                                                         -------    --------------------
                                                         Rmb'000    Rmb'000      US$'000
            Accumulated loss, under PRC GAAP             (16,217)   (49,998)     (6,038)
            Increase in allowance for doubtful accounts  (15,331)    (1,873)       (226)
            Increase in allowance for obsolete            (2,246)    (1,667)       (201)
            Amortization of goodwill                         (82)       (83)        (10)
                                                        ----------  --------    --------
            Accumulated loss, under US GAAP              (33,876)   (53,621)     (6,475)
                                                        ==========  ========    ========

21.  RETIREMENT PLAN

     The Group's employees in the PRC are all employed by Beijing Opal. As stipulated by PRC regulations, Beijing Opal maintains a defined contribution retirement plan for all of its employees. All retired employees are entitled to an annual pension equal to their basic annual salary upon retirement. Beijing Opal contributes to a state sponsored retirement plan approximately 17% of the basic salary of its employees, and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions. The state sponsored retirement plan is responsible for the entire pension obligations payable to retired employees. Beijing Opal's contributions were approximately Rmb73,000, Rmb76,000 and Rmb106,000 for the years ended December 31, 1997, 1998 and 1999, respectively.


22.  COMMITMENTS

     The Group has capital commitments amounting to approximately Rmb143,000 and
     Rmb19,034,000  as  of  December  31,  1998  and  1999   respectively,   for
     construction of factories and office buildings in the PRC.

     The Group has operating commitments amounting to approximately Rmb1,500,000 and Nil as of December 31, 1998 and 1999, respectively, for sponsorship of an exhibition in the PRC.

23.  BANKING FACILITIES

     The Group has banking facilities of approximately Rmb15,000,000 as of December 31, 1998 and 1999 for bank loans. The facilities have been fully utilized as of December 31, 1998 and 1999. These facilities are secured by:

     a. Pledges of the Group's machinery and equipment of approximately Rmb9,240,000 as of December 31, 1998 and 1999 (Note 8 and 12); and

     b.   Guarantee given by third parties in the PRC.

24.  RELATED PARTY TRANSACTIONS

     Name and relationship of related parties :

     Name of related parties                      Relationships with the Company
     -----------------------                      ------------------------------
     Bestalong Group Inc. ("Bestalong")           Parent company
     Anshun Opal Company Limited ("Anshun Opal")  Subsidiary of Bestalong Group
                                                  Inc.
     Agriculture and Production Information
     Company                                      Holding company of BOBF
     Best Wishes Holdings Company ("BWH")         Common director

     Summary of related party balances and transactions is as follows :

                                                       1997       1998           1999
                                                     -------    -------    ----------------
                                                     Rmb'000    Rmb'000    Rmb'000  US$'000

          Due from a shareholder                      3,430          -          -        -
          - Bestalong
          Due from (to) a director (a)
          - Mr Chen Long Chen                            19        (21)        11        1
          - Mrs Koon Woo Kam Oi                           -          -        (62)      (7)
          Due from (to) a related company (a)
          - Anshun Opal                                   -         45          -        -
          - BWH                                           -          -        696       84
          Loan from a shareholder
          - Bestalong (Note 17)                           -     15,378     24,078    2,908
          Accounts payable to related companies (b)
          - APIC                                      4,072      4,001      3,818      461
          Sales to related companies (c)
          - APIC                                     14,609          -          -        -
          - Bestalong                                     -         40          -        -
          Purchases from related companies (d)
          - APIC                                      3,648      4,331        271       33
          - Bestalong                                 2,568          -          -        -
          Interest expenses paid to
          - Bestalong                                     -          -      1,987      240
          Rental expenses paid to
          - APIC                                         29         55          -        -
          - Bestalong                                   831        578      1,663      201
          Management fees paid to directors (e)
          - Mr Michael William Botts                    357        183         25        3
          - BWH                                           -          -        835      101
          - Mr Chen Long Chen                           897        904          -        -
                                                      ------      -----      -----    ------

     Notes :

     a. The balances due from (to) related companies and directors were unsecured, non-interest bearing and without pre-determined repayment terms.

     b. These represented payables on purchases of raw materials from related companies in the ordinary course of business.

     c. Sales to APIC were at cost for the year ended December 31, 1997. Sales to Bestalong were at cost for the year ended December 31, 1998.

     d. Purchases from related companies were made at the original cost with no mark-up charges.

     e. These represent management fees paid to Mr. Michael William Botts and a related company for the provision of executive services.

     In addition, the Group reimbursed Bestalong for expenditures (both capital and operating in nature) incurred by Bestalong on behalf of the Group. Such reimbursements amounted to approximately Rmb25,020,000, Rmb1,274,000 and Nil during the years ended December 31, 1997, 1998 and 1999.

     The Company acquired from Bestalong Inc. 'Bestalong' 5,000,000 shares in CCHI by issuing to Bestalong 25,000,000 shares of common stock. Bestalong is beneficially controlled by Mrs. Koon Woo Kam Oi, a director of the Company. (Note 1)


25.  SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFOMATION

     a)   Cash paid for interest comprised :

                                     1997         1998             1999
                                    -------      -------    ------------------
                                    Rmb'000      Rmb'000    Rmb'000    US$'000
                 Interest expense        -        1,396      1,733       209

     b)   Non-cash items :

          On September 5, 1999, the Company issued 25,000,000 shares of common stock for acquiring CCHI (See Note 1).

26.  OPERATING RISKS

     a)   Limited operating history

          The Group reorganized and commenced its operations in trading and manufacturing of organic agricultural fertilizers in August 1996. The Group incurred losses (net of minority interest) of approximately Rmb29,670,000 and Rmb 19,745,000 (equivalent to US$3,583,000 and
          US$2,386,000) for the years ended December 31, 1998 and 1999, respectively, and had accumulated losses amounting to approximately
          Rmb33,876,000  and Rmb  53,621,000  (equivalent  to  US$4,089,000  and
          US$6,475,000) as of December 31, 1998 and 1999, respectively. The Group's operations are subject to all the risks inherent in an emerging business enterprise. These include, but are not limited to competition from other fertilizer manufacturers, the need to expand production and distribution, and slow settlement of billings to new customers. Realization of the Group's investment in assets is dependent on the success of its future operations.

         b)    Dependence strategic relationship

          The Group conducts its operations in the PRC through an equity joint venture with BOBF as described in Note 1. Any deterioration of this strategic relationship could have an adverse effect on the operations and financial position of the Group.

     c)   Concentration of credit risk

          A substantial portion of the Group's sales is made to a small number of customers on an open account basis and generally no collateral is required. Details of individual customers accounting for more than 5% of the Group's sales are as follows :


                                                       1997      1998      1999
                                                      ------    ------    ------
            Agriculture and Production
            Information Company, a related
            party                                      38.9%        -         -

            Heng Yang Agriculture and Technology
            Development Company                        11.6%        -         -

            Yunnan Xing Long Agriculture and
            Trade Development Centre                   11.4%     13.0%        -

            Xin Jiang Agriculture and Science
            Institute                                   8.2%        -         -

            Gansu Nong Ken Technological
            Development Company                         5.2%        -         -

            Xiamen Station of Soil and Fertilizer Work    -      12.5%        -

            Zhejiang Jiangshan Group                      -       8.4%        -

            Hunan Dalong Group                            -      15.5%     42.2%

            Hainan Global Industry Company Ltd.           -      15.0%        -

            Shaoguan Agricultural Assocation              -       7.7%        -

            Wulong Group                                  -       5.5%        -

            Foshan Couty Enterprises Co.                  -         -      18.8%

            Shanghai Yong Dao Trading Company             -         -      15.1%

c)   Concentration of credit risk (Continued)

     Concentration of accounts receivable as of December 31, 1998 and 1999 is as follows :


                                                             1998         1999
                                                            ------       ------
                   Five largest accounts receivable          54.4%        53.7%

     The Group performs ongoing credit evaluation of each customer's financial condition. It maintains reserves for potential credit losses and such losses in aggregate have not exceeded management's projections. As of December 31, 1999, the Group maintained a specific provision of approximately Rmb18,000,000 representing 88% of its trade receivables. The Directors, in their opinion, consider that the risk of recoverability of the unprovided receivable is minimal.

d)   Concentration of suppliers

     The Group purchases raw material from a number of suppliers. Details of individual suppliers accounting for more than 5% of the Group's purchases are as follows :


                                           1997          1998             1999
                                          ------        ------           ------
     Purchases from :
     Agriculture and Production
     Information Company                   15.9%         71.6%             13%

     Shun Yi County Chemical Fertilizer
     Factory                               63.7%            -               -

     Shengli Plastic Factory                  -          11.6%              -

     Bestalong                              9.8%            -               -

     Nuclear Industry Xi Feng Hong Tai
     Chemical Factory                          -            -              10%

     Tianjing Da Fang Chemical Limited
     Company                                   -            -               6%

     Yunnan Province Chemical Company          -            -               5%

     Miyun Carton Box Factory                  -            -              13%

     Neimenggu Yikezhaomeng Tax Bureau         -            -              15%

     e)   Country risk

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


27.  SUBSEQUENT EVENTS

     a)   Increase of authorised common stock

          On January 25, 2000, the authorized common stock of the Company was increased from 100,000,000 shares, par value of US$0.001 each to 200,000,000 shares, par value of US$0.001 each.

     b)   Common stock purchase warrant

          On January 10, 2000, the Company entered into a common stock purchase warrant agreement with LB Asia Limited in respect of issuance of two warrants to LB Asia Limited for the purchases of common stock: the first warrant for the purchases of 6,250,000 common stocks at a price of US$0.15 per stock exercisable any time on or before January 10, 2002 and the second warrant for the purchases of 6,250,000 common stocks at a price of US$0.2 per stock exercisable any time on or before January 10, 2003.

27.  SUBSEQUENT EVENTS (Conintued)

     c)   Convertible note

          On April 7, 2000, the Company issued to Marlborough Gold Limited, (a wholly owned subsidiary of United Power Investment Limited, a company listed in Hong Kong, "the Holder") US$10,000,000 of 4% convertible note (the "Note") due on April 9, 2003. The Holder is entitled to convert the original principal amount of the Note into fully paid and non-assessable shares of common stock, par value US$0.001 each, at a conversion price equal to US$0.20 at any time after 10 October 2000 provided that the Company shall be required to convert no less than US$1,000,000 of the original amount. Interest is payable quarterly in arrears.