Form 10QSB
period 2000-03-31
OPAL TECHNOLOGIES INC
filed 2000-06-07
CIK 826405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                       Commission File Number 33-18834-LA

                             OPAL TECHNOLOGIES, INC.
        ------------------------------------------------------------------
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

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No

     As of June 1, 2000, 67,241,964 shares of Common Stock of the issuer were outstanding.

                             OPAL TECHNOLOGIES, INC.
                                   FORM 10-QSB

                                      INDEX
                                                                         Page
                                                                        ------
PART I - FINANCIAL INFORMATION

ITEM 1 .  Financial Statements

      Consolidated Balance Sheets as of March 31, 2000 and
      December 31, 1999...................................................... 3

      Consolidated Statements of Operations-for the three months ended
      March 31, 2000 and 1999................................................ 5

      Consolidated Statements of Cash Flows-for the three months ended
      March 31, 2000 and 1999................................................ 6

      Notes to Consolidated Financial Statements............................. 7

ITEM 2.  Management's Discussion and Analysis or Plan of Operations.......... 8

PART II - OTHER INFORMATION..................................................10

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                                          March 31, December 31,
                                                            2000       1999
                                                         ---------   ---------
                                                          US$`000     US$`000
                                                         ---------   ---------
ASSETS:
Current assets:
Cash and bank deposits                                      2,629            19
Accounts receivable, net                                      164           285
Due from a director                                             -             1
Prepayments and other current assets                          134           169
Inventories, net                                              935           954
                                                          ---------    ---------
Total current assets                                        3,862         1,428
Property, machinery and equipment, net                      8,049         8,045
Construction-in-progress                                    9,115         9,170
Licensing costs, net                                          790           803
Goodwill, net                                                 163           166
Investment                                                  4,882         4,882
                                                          =========    =========
Total assets                                               26,861        24,494
                                                          =========    =========
LIABILITIES AND MINORITY INTERESTS AND
    SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                                       4,052           870
Accounts payable                                            1,769         4,475
Accrued liabilities                                         2,970           584
Due to a director                                               7             7
Due to a related company                                        -            84
              Taxation payable                                 38            38
                                                          ---------    ---------
Total current liabilities                                   8,836         6,058
Non-current payable                                         2,415
Loans from PRC joint venture partner                          686           686
Loans from a shareholder                                    2,275         2,908
                                                          ---------    ---------
Total liabilities                                          14,212        11,705
                                                          ---------    ---------
Minority interests                                          1,872         1,955
                                                          ---------    ---------
Shareholders' equity:
Common stock; par value US$0.001:
-   authorized - 100,000,000 shares as of
December 31, 2000 and 200,000,000 shares as of
March 31, 2000                                                67            61
-   outstanding and fully paid  - 60,991,964 shares
as of December 31, 1999 and 67,241,964 shares as of
March 31, 1999 Preferred stock, par value US$0.001:
-   authorized - 25,000,000 shares as of December 31,
1999 and March 31, 2000
-        outstanding and fully paid - 100,000 shares as
of December 31, 1999                                            -             -
and March 31, 2000                                         17,775        17,281
Additional paid-in capital                                 (7,021)       (6,475)
Accumulated losses                                            (44)          (33)
Cumulative translation adjustments
                                                          ---------    ---------
Total shareholders' equity                                 10,777        10,834
                                                          ---------    ---------
Total liabilities, minority interests and shareholders'
equity                                                     26,861        24,494
                                                          =========    =========

                 See Notes to Consolidated Financial Statements

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the three months
                                                              ended
                                                             March 31,
                                                     -------------------------
                                                        2000            1999
                                                     ----------   -----------
                                                      US$`000      US$`000
                                                     -----------  -----------
       Net sales                                            32           30
       Cost of goods sold                                  (23)         (15)
                                                     -----------  -----------
       Gross profit                                          9           15
       Selling, general and administrative expenses       (572)        (294)
       Interest expense, net                               (65)         (52)
       Other expenses, net
                                                     -----------  -----------
       Profit / (Loss) before income taxes                (628)        (331)
       Provision for income taxes                            0            0
                                                     -----------  -----------
       Profit (loss) before minority interests            (628)        (331)
       Minority interest                                    83           85
                                                     -----------  -----------
       Net income/(loss)                                  (545)        (246)
                                                     ===========  ===========
       Profit/ (loss) per common share                       0            0
                                                     ===========  ===========

                 See Notes to Consolidated Financial Statements

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              For the three months ended
                                                                      March 31,
                                                           ------------------------------
                                                              2000                1999
                                                           -----------       ------------
                                                            US$`000              US$`000
                                                           -----------       ------------

Cash flow from operating activities
Net income/(losses)                                            (545)             (246)
Adjustments to reconcile net income /(loss)
to net cash provided by /
(used in) operating activities -
Depreciation of property, machinery & equipment                  62                 7
Amortization of licensing costs                                  13                 3
Amortization of good will                                         3                14
Minority interest                                               (83)              (85)
(Increase)/Decrease in operating assets -
Accounts receivable, net                                        121                70
Prepayments, and other current assets                            35                 4
Inventories, net                                                 19               (56)
Increase /(Decrease) in operating liabilities -
Accounts payables                                            (2,706)             (127)
Accrued liabilities                                           2,386               (25)
Taxation payable                                                  0                 0
                                                        -------------        ------------
Net cash provided by/(used in) operating activities            (695)             (441)
                                                        -------------        ------------
Cash flows from investing activities
Acquisition of property, machinery & equipment                  320               (66)
(Advance to) Repayment from a shareholder                         0                 0
(Advance to) Repayment from a director                            1                (3)
(Advance to) Repayment from a related company                    84                 5
                                                        -------------        -----------
Net cash provided by/(used in) investing activities             405               (64)
                                                        -------------        -----------
Cash flows from financing activities
Short-term borrowings                                         3,182               603
Other loans                                                       0               (29)
            Increase/(Decrease) in non-current payable          362                 0
            Loans from PRC joint venture partner                  0                 0
Loans from a shareholder                                       (633)              143
                                                        -------------        -----------
Net cash provided by/(used in) financing activities           2,911               717
                                                        -------------        -----------
Effect of cumulative translation adjustments                    (11)                0
Net increase / (decrease) in cash and bank deposits           2,610               212
                                                        -------------        -----------
Cash and bank deposits, as of beginning of period                19               384
                                                        -------------        -----------
Cash and bank deposits, as of end of period                   2,629               596
                                                        =============        ===========


                 See Notes to Consolidated Financial Statements

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


1.   INTERIM PRESENTATION

     The interim financial statements were prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1999 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-KSB for the year ended December 31, 1999. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Material Changes in Results of Operations

Three Months Ended March 31, 2000Compared to the Three Months Ended March 31, 1999.

Net Sales. Net sales for the three months ended March 31, 2000 increased by US$2,000 or 6.67% to US$32,000 from US$30,000 for the three months ended March 31, 1999. This increase is attributable to a slight increase in the sales of liquid fertilizers. No granular fertilizers were sold during the three months ended March 31, 2000.

Gross Profits. Gross profits for the three months ended March 31, 2000 decreased by US$6,000 or 40% to US$9,000 from US$15,000 for the same period last year. This decrease is attributable to a lack of granular fertilizer sales on which there is a higher gross profit margin. Gross profit as a percent of sales was 28.1% for the three months ended March 31, 2000, compared to 50% for the corresponding period of the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2000 increased by US$278,000 or 94.5% to US$572,000 from US$294,000 for the corresponding period of the prior year. The increase is attributable to an increase in the promotion expenses for the Kunming Expo 99 and other related administrative expenses in expectation of the production of 100,000 MT of organic granules.

Interest Expense, Net. Interest expense, net for the three months ended March 31, 2000 increased by US$13,000 or 25% to US$65,000 from US$52,000 for the corresponding period of the prior year. This increase in interest expense reflects increased borrowings by the Company.

Net Loss. The net loss after accounting for the minority interest for the three months ended March 31, 2000 was US$545,000 compared with net loss of US$246,000 for the corresponding period of the prior year. The increase in the net loss is attributable to a reduced gross profit, higher selling, general and administrative expenses and higher interest charges.

Changes in Financial Condition, Liquidity and Capital Resources

     For the past twelve months, the Company has funded its operations and capital requirements with loans from the parent company, its PRC joint-venture partner and a bank loan. As of March 31, 2000, the Company had cash of US$2,629,000 but a working capital deficit of $4,974,000. This compares with cash of US$19,000 and a working capital deficit of US$4,630,000 as of December 31, 1999.

     Net cash used in operating activities increased to US$695,000 for the three months ended March 31, 2000 from US$441,000 for the three months ended March 31, 1999. This increase resulted from an increase in the net operating loss and a decrease in operating liabilities which were partially offset by a decrease in operating assets.

     Net cash provided by investing activities increased to US$405,000 for the three months ended March 31, 2000 from US$64,000 used in investing activities for the three month ended March 31, 1999. This increase in cash flows from investing activities is attributable to reduced expenditures for machinery and equipment and repayment of funds from a related party.

     Net cash provided by financing activities increased to US$2,911,000 for the three months ended March 31, 2000 from US$717,000 for the three months ended March 31, 1999. This increase is principally attributable to an increase in short term borrowings and in non current payables which was partially offset by repayment of a shareholder loan.

     Subsequent to the end of the calendar quarter, the Company received the proceeds from a US$10 million dollar loan. With the proceeds of this loan, the Company has sufficient operations to fund its operations and execute its business plan for the next twelve months.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1 Loan Agreement
          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     OPAL TECHNOLOGIES, INC.


Dated: June 7, 2000                            By:   /s/ John K.C. Koon
                                                  ------------------------------
                                                     John K. C. Koon
                                                     President


Dated: June 7, 2000                            By:  /s/ Tammy Ho
                                                  ------------------------------
                                                    Tammy Ho
                                                    Chief Financial Officer