Form 10QSB
period 2000-06-30
OPAL TECHNOLOGIES INC
filed 2000-08-18
CIK 826405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                  Unit 2810, 28/F, Shun Tak Centre, West Tower,
                     200 Connaught Road, Central, Hong Kong
                 -----------------------------------------------
                    (Address of principal executive offices)

                                  852-2517-2674
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No

     As of August 15, 2000, 67,241,964 shares of Common Stock of the issuer were outstanding.

                             OPAL TECHNOLOGIES, INC.
                                   FORM 10-QSB

                                      INDEX
                                                                           Page
                                                                          ------
PART I - FINANCIAL INFORMATION

ITEM 1 .  Financial Statements

          Consolidated Balance Sheets as of June 30, 2000 and
          December 31, 1999...............................................    3

          Consolidated Statements of Operations for the three months
          and six months ended June 30, 2000 and 1999.....................    5

          Consolidated Statements of Cash Flows for the six months ended
          June 30, 2000 and 1999..........................................    6

          Notes to Consolidated Financial Statements......................    7

ITEM 2.  Management's Discussion and Analysis or Plan of Operations.......    8

PART II - OTHER INFORMATION...............................................   10

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                                       June 30,     December 31,
                                                        2000           1999
                                                     -----------   -------------
                                                       US$`000        US$`000
                                                     -----------   -------------
ASSETS:
Current assets:
Cash and bank deposits                                     8,232            19
Accounts receivable, net                                     168           285
Due from a director                                            1             1
Prepayments and other current assets                         121           169
Inventories, net                                             933           954
                                                     ------------    ----------
Total current assets                                       9,455         1,428
Property, machinery and equipment, net                     7,950         8,045
Construction-in-progress                                   9,747         9,170
Licensing costs, net                                         776           803
Goodwill, net                                                161           166
Investment                                                 4,882         4,882
                                                     ============    ==========
Total assets                                              32,971        24,494
                                                     ============    ==========
LIABILITIES AND MINORITY INTERESTS AND
    SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                                      4,417           870
Accounts payable                                           3,617         4,475
Accrued liabilities                                          389           584
Due to a director                                              7             7
Due to a related company                                       -            84
              Taxation payable                                38            38
                                                     ------------    ----------
Total current liabilities                                  8,468         6,058
Convertible bond                                          10,000             -
Long-term borrowings                                           -         2,053
Loan from PRC joint venture partner                          686           686
Loan from a shareholder                                    1,766         2,908
                                                     ------------    ----------
Total liabilities                                         20,920        11,705
                                                     ------------    ----------
Minority interests                                         1,774         1,955
Shareholders'equity:
Common stock; par value US$0.001:
-  authorized - 100,000,000 shares
as of December 31, 1999 and 200,000,000
shares as of June 30, 2000
-  outstanding and fully paid  - 60,991,964
shares as of December 31, 1999 and 67,241,964
shares as of June 30, 2000                                    67            61
Preferred stock, par value US$0.001:
-  authorized - 25,000,000 shares as of December
31, 1999 and June 30, 2000
-  outstanding and fully paid - 100,000 shares as
of December 31, 1999 and June 30, 2000                         0             0
Additional paid-in capital                                17,775        17,281
Accumulated losses                                        (7,525)       (6,475)
Cumulative translation adjustments                           (40)          (33)
                                                     ------------    ----------
Total shareholders' equity                                10,277        10,834
                                                     ------------    ----------
Total liabilities, minority interests and
shareholders' equity                                      32,971        24,494
                                                     ============    ==========




                 See Notes to Consolidated Financial Statements

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        For the three             For the six
                                                        months ended             months ended
                                                          June 30,                  June 30,
                                                  -----------------------     --------------------
                                                    2000           1999         2000        1999
                                                  ---------      --------     --------    --------

Net sales                                             25           184            57           214
Cost of goods sold                                   (14)         (130)          (37)         (145)
                                              -----------  ------------    -----------  ------------
Gross Profit                                          11            54            20            69
Selling, general and administrative expenses        (498)         (522)       (1,070)         (816)
Interest expense, net                               (116)          (64)         (181)         (116)
Other expenses, net                                    0             0             0             0
                                              -----------  ------------    -----------  ------------
Profit / (Loss) before income taxes                 (603)         (532)       (1,231)         (863)
Provision for income taxes                                                         0             0
                                                       0             0
                                              -----------  ------------    -----------  ------------
Profit (loss) before minority interests             (603)         (532)       (1,231)         (863)
Minority interest                                     98             0           181           151
                                              -----------  ------------    -----------  ------------
Net income / (loss)                                 (505)         (466)       (1,050)         (712)
                                              -----------  ------------    -----------  ------------
Profit / (loss) per common share                     .01           .01           .02           .02
                                              -----------  ------------    -----------  ------------
Average Weighted Shares Outstanding           67,241,964    42,241,964    67,241,964    42,241,964
                                              ===========  ============   ============  ============


                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For the six months ended
                                                            June 30,
                                                  ------------------------------
                                                       2000             1999
                                                  ---------------    -----------
                                                      US$`000           US$`000
                                                  ---------------    -----------
Cash flow from operating activities
Net loss                                             (1,050)             (712)
Adjustments to reconcile net income /(loss) to
net cash in operating activities -
Depreciation of property, machinery & equipment          125                48
Amortization of licensing costs                           27                27
Amortization of good will                                  5                 5
Net loss on disposals of fixed assets                      4                 0
Minority interest                                      (181)             (151)
(Increase)/Decrease in operating assets -
Accounts receivable                                      117               (4)
Prepayments, and other current assets                     48              (22)
Inventories, net                                          21             (102)
Increase /(Decrease) in operating liabilities -
Accounts payables                                      (858)             (109)
Accrued liabilities                                    (195)                76
Taxation payable                                           0                 0
                                                  -----------    --------------
Net cash (used in) operating activities              (1,937)             (944)
                                                  -----------    --------------
Cash flows from investing activities
Acquisition of property, machinery & equipment         (615)              (66)
Proceeds from disposal of fixed assets                     4                 0
(Advance to) Repayment from a shareholder                  0                 0
(Advance to) Repayment from a director                     0                 4
(Advance to) Repayment from a related company           (84)                 5
                                                  -----------    --------------
Net cash (used in) investing activities                (695)              (57)
                                                  -----------    --------------
Cash flows from financing activities
Issuance of common stock                                 500               603
Issuance of convertible bond                          10,000                 0
Short-term borrowings                                  1,494                 0
Other loans                                                0               440
Loans from PRC joint venture partner                       0                 0
            Repayment of loans from a shareholder    (1,142)              (65)
                                                  -----------    --------------
Net cash provided by financing activities             10,852               978
                                                  -----------    --------------
Effect of cumulative translation adjustments             (7)                 0
Net increase in cash and bank deposits                 8,213              (23)
                                                  -----------    --------------
Cash and bank deposits, as of beginning of period         19               384
                                                  -----------    --------------
Cash and bank deposits, as of end of period            8,232               361
                                                  ===========    ==============



                 See Notes to Consolidated Financial Statements

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


1.   INTERIM PRESENTATION

     The interim financial statements were prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1999 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company' report on Form 10-KSB for the year ended December 31, 1999. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Material Changes in Results of Operations

Three  Months  Ended June 30, 2000  Compared to the Three  Months Ended June 30,
1999.

Net Sales. Net sales for the three months ended June 30,2000 decreased by US$159,000 or 86.4% to US$25,000 from US$184,000 for the three months ended June 30, 2000. This decrease is attributable to a decrease in the sale of liquid fertilizer because of a lack of working capital. No granular fertilizers were produced during either the three months ended June 30, 2000 or June 30, 1999.

Gross Profits. Gross profits for the three months ended June 30,2000 decreased by US$43,000 or 79.6% to US$11,000 from US$54,000 for the same period last year. This decrease is attributable to the reduction in sales. Gross profit as a percent of sales rebounded to 44% for the three months ended June 30, 2000, compared to the abnormally low 29% for the corresponding period of the prior year. During the corresponding period of the prior year, gross profit as a percent of sales was depressed because of discounted promotional sales made during the Yunan Expo 99.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2000 decreased by US$24,000 or 4.6% to US$498,000 from US$522,000 for the corresponding period of the prior year. The decrease is attributable to better control on general and administrative expenses.

Interest Expense, Net. Interest expense, net for the three months ended June 30, 2000 increased by US$52,000 or 81.3% to US$116,000 from US$64,000 for the corresponding period of the prior year. This increase in interest expense reflects increased borrowings by the Company to cover its net operating losses and interest accrued on the convertible notes.

Net Loss. The net loss after accounting for the minority interest for the three months ended June 30, 2000 was US$505,000 compared with net loss of US$466,000 for the corresponding period of the prior year. The increase in the net loss is attributable to reduced sales and higher interest charges which were offset by higher gross profit, margins and reduced selling, general and administrative expenses.

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999.

Net Sales. Net sales for the six months ended June 30, 2000 decreased by US$157,000 or 73.4% to US$57,000 from US$214,000 for the six months ended June 30, 2000. This decrease is attributable to a decrease in the sales of liquid fertilizer because of a lack of working capital and the lack of any granular fertilizer production.

Gross Profits. Gross profits for the six months ended June 30, 2000 decreased by US$108,000 or 74.5% to US$37,000 from US$145,000 for the same period last year. This decrease is attributable to a lack of granular fertilizer sales on which there is a higher gross profit margin. Gross profit as a percent of sales were 35% for the six months ended June 30, 2000, compared to 32% for the corresponding period of the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2000 increased by US$254,000 or 31.1% to US$1,070,000 from US$816,000 for the corresponding period of the prior year. The increase is attributable to some unusual expenditures incurred by the Company during March 2000. These expenditures are related to our sales office in Shanghai which were not provided for in the previous accounts.

Interest Expense, Net. Interest expense, net for the six months ended June 30, 2000 increased by US$65,000 or 56.0% to US$181,000 from US$116,000 for the corresponding period of the prior year. This increase in interest expense reflects increased borrowings by the Company to cover its net operating losses and interest accrued on the convertible notes.

Net Loss. The net loss after accounting for the minority interest for the six months ended June 30, 2000 was US$1,050,000 compared with net loss of US$712,000 for the corresponding period of the prior year. The increase in the net loss is attributable to reduced sales, reduced gross profit margins, higher selling, general and administrative expenses and increased interest charges.

     Following the issuance of the convertible notes, the Company hired an independent auditing firm to evaluate the Company, its assets and review its business operation. As a result of this review, the Company is holding discussions with its auditors concerning a possible write-down or write-off of certain of the Company's assets. Therefore, the Company may incur a significant charge in the quarter ended September 30, 2000 from the write-down or write-off of assets.

     As announced earlier in June 2000, the Company has undergone a change in management. The new management has put greater emphasis on cost control.

     The Company is currently assessing the raw materials needed as well as additional equipment required to begin commercial operations of the granular facility. The Company hopes to begin commercial operation at the Beijing facility during the quarter ended December 31, 2000. Until commercial production begins, the Company will continue to incur net operating losses.

Changes in Financial Condition, Liquidity and Capital Resources

     For the past twelve months, the Company has funded its operations and capital requirements with loans from the parent company and third party loans. As of June 30,2000, the Company had cash of US$8,232,000 and working capital of $987,000. This compares with cash of US$19,000 and a working capital deficit of $6,499,000 as of December 31, 1999.

     Net cash used in operating activities increased to US$1,937,000 for the three months ended June 30,2000 from US$944,000 for the three months ended June 30, 1999. This increase resulted from an increase in the net operating loss and a decrease in operating liabilities which were partially offset by an increase in depreciation and a decrease in operating assets.

     Net cash provided by investing activities increased to US$695,000 for the three months ended June 30, 2000 from US$57,000 used in investing activities for the three month ended June 30, 1999. This increase in cash flows used in investing activities is attributable to increased expenditures for machinery and equipment which was partially offset by an advance from a related company.

     Net cash provided by financing activities increased to US$10,852,000 for the three months ended June 30, 2000 from US$978,000 for the three months ended June 30, 1999. This increase is principally attributable to the US$10,000,000 received from the issuance of a convertible bond and the US$1,494,000 from other short-term borrowings which were partially offset by the repayment of certain shareholder loans.

     With the proceeds from the convertible bond and the other short-term borrowings, the Company believes that is has sufficient resources to fund its operations and execute its current business plan.

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


                                                  OPAL TECHNOLOGIES, INC.


Dated: August 18, 2000                            By: /s/ Eric Cheng
                                                      --------------------------
                                                       Eric Cheng
                                                       President


Dated: August 18, 2000                            By: /s/ Edmund Au
                                                     ---------------------------
                                                       Edmund Au
                                                       Chief Financial Officer