Form 10QSB
period 2000-09-30
OPAL TECHNOLOGIES INC
filed 2000-11-13
CIK 826405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

        Unit 2810, 28/F, Shun Tak Centre, West Tower, 200 Connaught Road
                               Central, Hong Kong
       -------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (852) 2517-7674
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No

     As of November 1, 2000, 67,241,964 shares of Common Stock of the issuer were outstanding.

                             OPAL TECHNOLOGIES, INC.
                                   FORM 10-QSB

                                      INDEX
                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1 .  Financial Statements

         Consolidated Balance Sheets as of September 30, 2000 and
         December 31, 1999.................................................  3

         Consolidated Statements of Operations-for the three months and nine months ended September 30, 2000 and 1999.................  4

         Consolidated Statements of Cash Flows- for the nine months ended
         September 30, 2000 and 1999.......................................  5

         Notes to Consolidated Financial Statements........................  6

ITEM 2.  Management's Discussion and Analysis or Plan of Operations........  7

PART II - OTHER INFORMATION................................................  9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                September 30,      December 31,
                                                   2000               1999
                                                -------------      -------------

                                                   US$'000            US$'000
                                                -------------      -------------

ASSETS
Current assets
       Cash and bank deposits                        8,042                 19
       Accounts receivable, net                         91                285
       Due from a director                               0                  1
       Prepayments and other current                    74                169
       assets
       Inventories, net                                986                954
                                                ------------       -------------

              Total current assets                   9,193              1,428

Property, machinery and
 equipment, net                                      7,981              8,045
Construction-in-progress                            10,837              9,170
Licensing costs, net                                   763                803
Goodwill, net                                          159                166
Investment                                           4,882              4,882
                                                ------------       -------------

              Total assets                          33,815             24,494
                                                ============       =============

LIABILITIES, MINORITY INTERESTS AND
   SHAREHOLDERS' EQUITY
Current liabilities:
       Short-term borrowings                         6,687               870
       Accounts payable                              2,785             4,475
       Accrued liabilities                             377               584
       Due to a director                                 7                 7
       Due to a related company                          -                84
       Taxation payable                                 38                38
                                                ------------       -------------

              Total current liabilities              9,894             6,058

              Convertible bond                      10,000                 -

              Long-term borrowings                       -             2,053

              Loan from PRC joint                      686               686
              venture partner

              Loan from shareholder                  1,766             2,908
                                                ------------       -------------

              Total liabilities                     22,346            11,705
                                                ------------       -------------

              Minority interests                     1,681             1,955
                                                ------------       -------------

        Shareholders' equity:
        Common stock, par value US$0.001:
       -authorized - 100,000,000 shares as of
        December 31, 1999 and September 30, 2000
       -outstanding and fully paid - 60,991,964
        shares as of December 31, 1999 and
        67,241,964 shares as of September 30, 2000     67                 61
       Preferred stock, par value
       US$0.001:
       -authorized - 25,000,000 shares as of
        December 31, 1999 and September 30, 2000
       -outstanding and fully paid-100,000 shares
        of December 31, 1999 and September 30, 2000    0                  0

       Additional paid in capital                 17,775             17,281
       Accumulated losses                         (8,015)            (6,475)
       Cumulative translation adjustments            (39)               (33)
                                                ------------       -------------

         Total shareholders' equity                9,788             10,834
                                                ============       =============

         Total liabilities,
         minority interest and shareholders'      33,815             24,494
         equity                                 ============       =============


            See Notes to Unaudited Consolidated Financial Statements

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           For the three                 For the nine
                                                           months ended                  months ended
                                                           September 30                  September 30
                                                    --------------------------      -------------------------

                                                      2000              1999           2000            1999


                                                     US$'000          US$'000         US$'000         US$'000
                                                    --------        -----------     ------------    -----------

              Net sales                                   0               54              57            268
              Cost of goods sold                          0              (26)            (37)          (171)
                                                     --------    --------------    --------------   ------------

       Gross profit                                       0               28              20             97
              Selling, general and administrative       449              345           1,519          1,161
              expenses                                  134               51             315            167
              Interest expenses, net                      0                0               0              0
              Other expenses, net                    --------    --------------    --------------   ------------

       Profit/(loss) before income taxes               (583)            (368)         (1,814)        (1,231)
              Provision for income taxes                  0                0               0              0
                                                     --------    --------------    --------------   ------------

       Profit / (loss) before minority interests      (583)             (368)         (1,814)        (1,231)
              Minority interest                         93                67             274            218
                                                    --------    --------------    --------------   ------------

       Net income / (loss)                           (490)              (301)         (1,540)        (1,013)
                                                    ========    ==============    ==============   ============

       Profit/(loss) per common share                   0                  0                 0            0
                                                    ========    ==============    ==============   ============



            See Notes to Unaudited Consolidated Financial Statements

                    OPAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            For the nine months ended
                                                                                   September 30,
                                                                        ------------------------------------

                                                                            2000                    1999
                                                                        ----------              ------------
                                                                          US$`000                 US$`000
                                                                        -----------             ------------

              Cash flow from operating activities

              Net income/(losses)                                           (1,540)                (1,013)
              Adjustments to reconcile net income /(loss) to net cash
              provided by /  (used in) operating activities -
           Depreciation of property, machinery & equipment                     188                     76
           Amortization of good will                                            40                     40
           Amortization of licensing costs                                       7                      8
           Minority interest                                                     4                      0
              (Increase)/Decrease in operating assets -
           Accounts receivable, net                                           (274)                  (219)
           Prepayments, and other current assets                               194                    (30)
           Inventories, net                                                     95                    (29)
              Increase /(Decrease) in operating liabilities -                  (32)                  (121)
           Accounts payables                                                (1,690)                  (363)
           Accrued liabilities                                                (207)                   108
           Taxation payable                                                      0                      0
                                                                        ------------           ------------

                Net cash provided by/(used in) operating activities         (3,215)                (1,543)
                                                                        ------------           ------------

                Cash flows from (used in) investing activities

                Acquisition of property, machinery & equipment              (1,799)                   (17)
              Proceeds from disposals of fixed assets                            4                      0
              (Advance to) Repayment from a shareholder                          0                      0
              (Advance to) Repayment from a director                             1                     10
              (Advance to) Repayment from a related company                    (84)                     5
                                                                        -----------            ------------

                Net cash used in investing activities                       (1,878)                    (2)
                                                                        ------------           ------------

                Cash flows from financing activities

         Issuance of common stock                                              500                      0
         Issuance of convertible bond                                       10,000                      0
         Short-term bank loan                                                3,764                    603
         Other loans                                                             0                    (63)
         Loans from PRC joint venture partner                                    0                      0
         Repayment of loans to a shareholder                                (1,142)                   648
                                                                        ------------           ------------

                Net cash provided by/(used in) financing activities
                                                                            13,122                 1,188
                                                                        ------------           ------------

                Effect of cumulative translation adjustments                    (6)                    0
                                                                        ------------           ------------

                Net increase / (decrease) in cash and bank deposits          8,023                  (357)

                Cash and bank deposits, as of beginning of period               19                   384
                                                                        ------------           ------------

                Cash and bank deposits, as of end of period                  8,042                   27
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

Material Changes in Results of Operations

Three Months Ended Sep 30, 2000 Compared to the Three Months Ended Sep 30, 1999.

Net Sales. The Company reported no sales for the three months ended September 30, 2000, compared to $26,000 in sales for the corresponding period of the prior year. This decrease resulted because the Company shut down the Beijing facility to make the modifications necessary and put in the required additions to make the facility capable of full production. Because of the historic lack of working capital, numerous problems developed which made production difficult. With the injection of capital, these problems are being addressed so that production can begin before the end of the calendar year. Under new management, sales personnel have also been asked to establish an accurate account of all prior sales with a view to recovering receivables which were previously written off, or seek return of the goods sold, as well as prepare to market the Company's products when the Beijing facility resumes operation.

Gross Profits. Because there were no sales, the Company produced no gross profits for the quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2000 increased by US$104,000 or 30.1% to US$449,000 from US$345,000 for the corresponding period of the prior year. The increase is primarily attributable to the unusually low figure reported for the corresponding period of the prior year. When compared to the prior quarter ended June 30, 2000, the selling, general and administrative expenses have declined by approximately 10% from US$498,000. This decline reflects the on going cost control efforts of management.

Interest Expense, Net. Interest expense, net for the three months ended September 30, 2000 increased by US$82,000 or 162.7% to US$134,000 from US$51,000 for the corresponding period of the prior year. This increase in interest expense reflects increased borrowings by the Company for expenditures at our Beijing factory in preparation for the commencement of production of granule fertilizer by the year-end. While the Company has been able to raise sufficient working capital through the issuance of convertible notes, the monies so raised cannot be used to fund our Beijing Joint Venture until the Foreign Exchange
Control Office of China approves our application for an increase in share capital. Until the necessary approval is granted, our Beijing Joint Venture will continue borrowing in Reminbi using our US dollar deposit as collateral to discharge its expenses, thus resulting in heavy net interest expense due to the spread between the low US dollar deposit rate and relatively higher Reminbi borrowing rate. Once the necessary approval for capital increase is obtained, the Company will be able to save on interest expense in the coming quarters.

Net Loss. The net loss after accounting for the minority interest for the three months ended September 30, 2000 was US$490,000 compared with net loss of US$301,000 for the corresponding period of the prior year. Comparison to prior year figure is not meaningful as the Company did not generate any sales for the current quarter. However, when compared to the previous quarter, the Company reduced the net loss by 3% because of reductions in general expenditures.

Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999.

Net Sales. Net sales for the nine months ended September 30, 2000 decreased by US$211,000 or 78.7% to US$57,000 from US$268,000 for the nine months ended September 30, 2000. This decrease is attributable to a decrease in the sales of liquid fertilizer because of a lack of working capital as well as a lack of sales for the quarter ended September 30, 2000.

Gross Profits. Gross profits for the nine months ended September 30, 2000 decreased by US$77,000 or 79.4% to US$20,000 from US$97,000 for the same period last year. This decrease is attributable to a lack of sales in the quarter ended September 30, 2000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2000 increased by US$358,000 or 30.8% to US$1,519,000 from US$1,161,000 for the corresponding period of the prior year. A substantial portion of the increase is attributable to non-recurring expenditures incurred by the Company during March, 2000. These expenditures relate to our sales office in Shanghai which were not provided for in the corresponding period of the prior year.

Interest Expense, Net. Interest expense, net for the nine months ended September 30, 2000 increased by US$148,000 or 88.6% to US$315,000 from US$167,000 for the corresponding period of the prior year. This increase in interest expense reflects increased borrowings by the Company to fund expenditures at the Beijing facility prior to the approval of an increase in authorized capital as well as interest accrued on the convertible notes.

Net Loss. The net loss after accounting for the minority interest for the nine months ended September 30, 2000 was US$1,814,000 compared with net loss of US$1,213,000 for the corresponding period of the prior year. The increase in the net loss is attributable to reduced sales, higher selling, general and administrative expenses and increased interest charges.

In reporting the results for the quarterly period ended June 30, 2000, the Company stated that it might be necessary to write-down, or write-off some of its assets after receiving a report from Moores Rowland, an independent accounting firm hired by the new management to review the Company's operations. As a result of this report, the Company has conducted extensive negotiations with the former Chief Executive Officer of the Company to resolve issues raised by the Moores Rowland reports. As a result of these negotiations, on September 29, 2000, the Company signed a Memorandum of Understanding with the controlling shareholder of the Company and other related parties involved. The spirit of the Memorandum of Understanding permits the Company to recover from the controlling shareholder and other related parties, assets whose validity was questioned by the Moores Rowland report. An announcement containing the terms of the Settlement Deed was issued on November 2, 2000.

     Pursuant to the terms of the Memorandum of Understanding, a formal Settlement Deedwas executed which provides for the repayment to the Company of $5.87 million dollars and the recision of the China Can Holdings, Inc. transaction. The $5.87 million is being repaid by the cancellation of a $1.67 million dollar payable to a shareholder, the transfer of a fertilizer production facility located in Guizhou Province valued at $1.79 million and the cancellation of 4.83 million shares of the Company's common stock previously issued to the Bestalong Group, Inc. The China Can Holdings, Inc. transaction is being recinded by the return of the five (5) million shares of China Can Holdings, Inc. in exchange for the twenty-five (25) million shares of Opal Technologies,Inc. All of the shares of the Company common stock being returned to the treasury will be cancelled. This will reduce the issued and outstanding shares from 67,241,964 to 37,405,428 or a reduction of 44.3%.

     New management has discovered that there are more problems with the Beijing Joint Venture than it had previously anticipated. However, significant resources both in personnel and capital have been dedicated to correcting the problems in Beijing. Because of this management still believes that it will be able to commence production of granules by the end of December, 2000.

Changes in Financial  Condition,  Liquidity and Capital Resources

For the past nine months, the Company has funded its operations and capital requirements with temporary bank borrowings secured by US dollars deposits raised through the issuance of the convertible notes. As of September 30, 2000, the Company had cash of US$8,042,000 and a working capital deficit of $701,000. This compares with cash of US$19,000 and a working capital deficit of $6,499,000 as of December 31, 1999.

Net cash used in operating activities increased to US$3,215,000 for the nine months ended September 30, 2000 from US$1,543,000 for the nine months ended September 30, 1999. This increase resulted from an increase in the net operating loss and a decrease in operating liabilities which were partially offset by an increase in depreciation and a decrease in operating assets.

Net cash provided by investing activities increased to US$1,878,000 for the nine months ended September 30, 2000 from US$2,000 used in investing activities for the nine months ended September 30, 1999. This increase in cash flows used in investing activities is attributable to increased expenditures for machinery and equipment as well as an increase in advances to a related company.

Net cash provided by financing activities increased to US$13,122,000 for the nine months ended September 30, 2000 from US$1,188,000 for the nine months ended September 30, 1999. This increase is principally attributable to the US$10,000,000 received from the issuance of a convertible bond and the US$3,764,000 from other short-term borrowings which were partially offset by the partial repayment of a shareholder loan.

With the proceeds from the convertible bond and the other short-term borrowings, the Company believes that is has sufficient resources to fund its operations and execute its current business plan.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1 Settlement Deed by and between Opal Technologies, Inc., Bestalong Group, Inc., Bestalong, Inc. and Koon King Chung, John

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           OPAL TECHNOLOGIES, INC.


Date: November ___, 2000             By: /s/ Eric Cheng
                                        -----------------------------
                                         Eric Cheng
                                         President and Chief Executive Officer



Dated: November ___, 2000           By: /s/ Au Wah Edmond
                                       -------------------------------
                                         Au Wah Edmond
                                         Chief Financial Officer